Form 10-Q/A
period 1995-06-30
TELS CORP
filed 1995-10-16
CIK 756767

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20540

                   ---------------------------

                           FORM 10-Q-A

                       AMENDMENT TO REPORT

          Filed pursuant to Section 12, 13, or 15(d) of
               The Securities Exchange Act of 1934


                          TELS Corporation
       (Exact name of registrant as specified in charter)


                       Amendment Number 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its report dated August 10, 1995 on Form 10-Q as set forth in the pages attached hereto:

               Exhibit 27-Financial Data Schedule


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TELS Corporation

Date:  October 3, 1995          By:    /s/ Stephen M. Nelson
                                       Stephen M. Nelson
                                       Executive Vice President
                                       and Chief Financial Officer