Form 10-Q/A
period 1995-06-30
TELS CORP
filed 1995-11-13
CIK 756767

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.20540

                                   FORM 10-Q-A

                               AMENDMENT TO REPORT

                  Filed pursuant to Section 12, 13, or 15(d) of
                       The Securities Exchange Act of 1934

                                TELS Corporation

               (Exact name of registrant as specified in charter)

                               Amendment Number 2

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its report dated August 10, 1995 on Form 10-Q as set forth in the pages attached hereto:

                      Part II - Item 6  Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TELS Corporation

Date: November 6, 1995          By:     /s/ Stephen M.Nelson
                                        Stephen M. Nelson
                                        Executive Vice President
                                        and Chief Financial Officer

                                TELS Corporation

                           PART II. OTHER INFORMATION

(Item 4.  Submission of Matters to a vote of Security Holders)

        The annual meeting of shareholders was held on June 26, 1995, at which time David K. Doyle was re-elected to serve as a director. Mr. Doyle will serve for a three year term expiring in 1998. Affirmative votes cast for Mr. Doyle were 2,684,407, with 65,395 votes withheld or abstained. The affirmative votes represented 97.6% of the total shares voted.


(Item 6.  Exhibits and Reports on Form 8-K.)

        (b)     Reports on Form 8-K:

                The Company filed a Form 8-K on May 4, 1995, reporting a change in certifying accountants.