Form 10-Q
period 1995-09-30
TELS CORP
filed 1995-11-15
CIK 756767

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                        FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934




                          For Quarter Ended September 30, 1995

                                        File No.     0-12993




                                    TELS Corporation

                 (Exact name of registrant as specified in its charter)



            Utah                               87-0373840

(State or other jurisdiction of               (IRS Employer
incorporation or organization)                 Identification No.)



705 East Main Street, American Fork, Utah                       84003

(Address of principal executive offices)                      Zip Code



Registrant's telephone number, including area code (801) 756-9606


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES      X        NO




Shares of common stock outstanding on October 31, 1995                 3,892,420




                                    TELS Corporation


                                          INDEX


PART I. FINANCIAL INFORMATIONPage


    Consolidated Balance Sheets -- September 30, 1995 and December 31,
1994                                                                      3

    Consolidated Statements of Operations -- Nine and Three Months        4
            Ended September 30, 1995 and 1994, respectively

    Consolidated Statements of Cash Flows -- Nine Months Ended           5,6
            September 30, 1995 and 1994, respectively

    Notes to Consolidated Financial Statements                            7

    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8,9


PART II. OTHER INFORMATION

    Item 6.  Filing on Form 8-K                                          10

SIGNATURES                                                               11

EXHIBIT 27 ARTICLE 5 FINANCIAL DATA SCHEDULE                             12

                                      TELS Corporation

                                 Consolidated Balance Sheets
                                                    September 30, December 31,
                                                        1995         1994
                Assets                               (Unaudited)   (Audited)

Current Assets
     Cash and cash equivalents                        $  26,920  $   172,399
     Cash Investments                                    56,617       54,150
     Trade accounts receivable, less allowance
     for doubtful receivables of $117,512 and
     $132,348 respectively
                                                      1,387,494    1,407,190
     Employee and other receivables163,950 170,065
     Inventories
             Finished goods                             432,300      277,804
             Work in progress                           223,833      281,616
             Raw materials and supplies                 639,113      444,397


               Total inventories                      1,295,246    1,003,817


     Prepaid expenses                                    78,086      100,563
     Deferred income taxes                              120,500      112,600


             Total current assets                     3,128,813    3,020,784


Property, plant and equipment, at cost                2,275,717    1,977,653
             Less accumulated depreciation            1,099,808      907,691


               Net property, plant and equipment      1,175,909    1,069,962


Software Development Costs                              647,487      547,447
             Less accumulated amortization              381,481      257,774


               Net software development costs           266,005      289,673


Other assets                                            583,183      614,094
Deferred income taxes                                   329,813      354,713


                                                   $  5,483,723 $  5,349,226

Liabilities and Stockholders' Equity
Current Liabilities
     Note payable to bank                              709,339       562,745
     Current installments of long-term debt            179,609       214,870
     Trade accounts payable                            300,818       624,292
     Accrued expenses                                  333,300       412,507
     Deposits and advances                              60,090        79,042
     Deferred revenue                                  108,382          ---
             Total current liabilities               1,691,538     1,893,456


Long-term debt, excluding current installments         383,542       463,712

Stockholders' equity
     Common stock, $.02 par value.
       Authorized 50,000,000 shares; issued
       3,827,300 and 3,677,800 respectively             76,546        73,556
     Additional paid-in capital                      4,157,379     4,014,909
     Accumulated deficit                              (719,980)     (964,732)
     Deferred compensation                            (105,302)     (131,675)
             Net stockholders' equity                3,408,643     2,992,058

                                                  $  5,483,723  $  5,349,226

                       See accompanying notes to financial statements.


                                      TELS Corporation

                            Consolidated Statements of Operations
                                         (Unaudited)


                                   Three months ended       Nine months ended
                                       September 30,           September 30,
                                   1995         1994        1995        1994

Net sales                       $2,415,302  $2,400,079  $7,728,824 $6,429,446
Cost of goods sold               1,469,325   1,234,284   4,307,755  3,454,495
  Gross profit                     945,977    1,165,795   3,421,069   2,974,951
Research and development expenses   28,257       31,480     169,940   112,314
Selling, general and
  administrative expenses        1,033,356      982,045   2,966,785   2,515,920

   Operating income (loss)      (115,636)     152,270     284,344     346,717


Other expense - net of other income: 6,603       31,156      14,342      63,275


     Income (loss) before taxes   (109,033)     132,920     270,002     283,442

Income tax (expense), benefit       (8,250)      15,152     (25,250)     46,385

        Net income (loss)       $ (117,283)    $148,072  $  244,752  $  329,827


Net income loss per common
  and common equivalent share     $   (.02)     $   .04     $   .06     $  .10


See accompanying notes to financial statements




TELS Corporation

Consolidated Statements of Cash Flows
(Unaudited)

                                                          Nine months ended
                                                             September 30,


Increase (Decrease) in Cash and Cash Equivalents               1995     1994


Cash flows from operating activities:
     Net income                                          $  244,752   $329,827
     Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
             Amortization of software development costs    123,707     (52,185)
             Depreciation of plant and equipment           192,117     166,488
             Amortization of other assets                   95,503      25,000
             Provision for doubtful accounts               (14,836)      7,954
             Deferred income taxes                          17,000         -
             Changes in operating assets and liabilities:
             Receivables                                    40,647    (136,526)
             Inventories                                  (291,429)     74,283
             Prepaid expenses                               22,477     (62,032)
             Other assets                                  (43,152)    (36,943)
             Trade accounts payable and accrued expenses  (402,681)    (31,098)
             Deposits and advances                         (18,952)      2,126
             Deferred revenue                              108,382         -
       Net cash provided by operating activities            73,535     478,798


Cash flows from investing activities:
     Capital expenditures                                (298,064)      (21,150)
     Software development expenses                       (100,040)      (36,221)
     Cash investments                                       2,467           272
     Acquisitions - Net                                       -        (231,545)


             Net cash (used in) investing activities     (395,637)     (392,516)


Cash flows from financing activities:
     Net borrowings (payments) under line
       of credit agreement                               146,594     (113,258)
     Principal payments on long-term debt               (115,431)    (177,087)
     Proceeds from issuance of common stock              145,460      452,150

               Net cash provided by financing activities 176,623       26,708


Net increase (decrease) in cash and cash equivalents    (145,479)     248,087

Cash and cash equivalents at beginning of year           172,399       58,586


Cash and cash equivalents at end of quarter         $     26,920    $ 306,673



                       See accompanying notes to financial statements

                                      TELS Corporation

                      Consolidated Statements of Cash Flows (continued)

                                         (Unaudited)

                                                       Nine Months ended
                                                         September 30,

                                                      1995             1994


Supplemental Disclosures of cash flow information
     Cash paid during the period for interest    $   70,725      $   84,465



Supplemental Schedule of Noncash Investing and Financing Activities:

     The Company purchased all of the assets of Hash-Tech, Inc. and Micro Station in 1994

                Fair Value of Assets Acquired                 $   1,498,198

                Cash paid for the purchase of assets               (231,545)

                Stock issued for the purchase of assets            (103,500)



                Liabilities payable                           $   1,163,153


                       See accompanying notes to financial statements
                                      TELS Corporation

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Financial Statements

     The financial statements for the nine months ended September 30, 1995 and 1994, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented. The financial statements for 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1994 and 1993, included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

     The results for the nine months ended September 30, 1995, are not necessarily indicative of the results for the year ending
December 31, 1995.

2.   Earnings Per Share

     Earnings per common and common equivalent share is computed based on the weighted average number of shares outstanding. For purposes of this computation, stock options and warrants are treated as common stock equivalents at issuance. The weighted average number of outstanding common and common equivalent shares used in this computation were 4,106,300 and 4,110,300, respectively, for the three and nine months ended September 30, 1995, and 3,454,225 and 3,440,093, respectively, for the three and nine months ended September 30, 1994.


3.  Principles of Financial Consolidation Statements

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.



                                      TELS Corporation


                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



For the nine months ending September 30, 1995, consolidated net sales increased by 20% to $7,728,824 when compared to $6,429,446 of net sales for 1994. Consolidated net sales for the third quarter of 1995, of $2,415,302 increased by 1% over sales of $2,400,079 for the third quarter of 1994. The increase in sales for the nine months ending September 30, 1995, is primarily attributable to an increase in sales of $1,676,858 at Hash Tech which was acquired in April 1994. For the quarter ending September 30, 1995, sales decreased by 27.4% in telecommunications call accounting products, but this decrease was offset by increased sales of 38.7% in the manufacturing division, leaving the quarterly sales with an increase of 1%. For the nine months of 1995, sales in the p.c. reseller division were down 16% when compared to sales for the nine months ending September 30, 1994. For the quarter ending September 30, 1995, sales in the p.c. reseller division were down 5.5% over 1994. The decrease in sales in this division is due to changes in the management and the strategic direction as the company moves toward improving revenues and profit margins in this division.

The consolidated gross profit increased by $446,118 or 15% for the nine months ended September 30, 1995, when compared to gross profit of $2,974,951 for the same period of 1994. As a percentage of sales, gross profit decreased to 44% for the nine months ended September 30, 1995, versus 46% for the same period of 1994. The gross profit margin as a percentage of sales for the three months ended September 30, 1995, was at 39%, which reflects a 10% decrease in the gross profit when compared to the three month period ended September 30, 1994. The change in gross profit percentage for the third quarter and the nine months ending September 30, 1995, is due primarily to the sales mix. The additional sales from the manufacturing division which had a margin of 36% combined with the slower sales of telecommunication call accounting products, where the gross margin slipped to 73% from 78% for the year earlier, caused the overall gross profit percentage to decline.

Selling, general and administrative expenses increased to $1,033,356 for the third quarter of 1995, up slightly over the expense of $982,045 for the three months ended
September 30, 1994. For the nine months ended September 30, 1995, selling, general and administrative expenses increased to $2,966,785, an increase of $446,118 over the same period in 1994, where expense was $2,515,920. The increases in expenses for the nine months of 1995, over the nine months of 1994, are due to nine months of expenses for 1995, compared to only six months of expenses for 1994, due to the acquisition of Hash Tech in April 1994.

Research and development expenses for the current quarter decreased slightly to $28,257, from $31,480 for the three months ended September 30, 1994. For the nine months ended September 30, 1995, research and development expenses increased $57,626 to $169,940 from $112,314 for the nine months ended September 30, 1994. The Company capitalized software development costs of $100,040 for the nine months ended September 30, 1995, compared to $36,221 for the nine months ending September 30, 1994, as required by Statement of Financial Accounting Standards No.
86. The Company also amortized $123,707 of previously capitalized software development costs for the first nine months of 1995. The majority of the research and development expense was directed towards bringing the Company's telecommunication products into compliance with the North American Numbering Plan(NANP) for 1995. The Company projects that it will continue to allocate the same level of resources for the development of products to keep pace with technological changes and competitive trends in the telecommunications and computer industries.

The Company recorded net income of $244,752 or $.06 per share for the nine months
ended September 30, 1995, compared to net income of $329,827 or $.10 per share for the same period of 1994. For the quarter ended September 30, 1995, the Company reported a net loss of $117,283 or $.02 per share compared to net income of $148,072 or $.04 per share for the third quarter of 1994. The decrease in net income for the third quarter of 1995 is primarily due to a decline in sales of telecommunications call accounting products. Management of the Company anticipates that sales in the manufacturing division will continue to be strong for the fourth quarter of 1995, and that sales of telecommunications call accounting products will remain relatively flat for the quarter.



                                      TELS Corporation

Management's discussion and analysis (continued)


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had $3,128,813 in current assets and $1,691,538 in current liabilities, resulting in net working capital of $1,437,275, compared to working capital at December 31, 1994, of $1,127,328. The increase in working capital of $309,947 is due to net income from operations; the exercise of common stock warrants and options in the amount of $145,460 and increases in sales of $1,299,379. The cash generated from operations and from the exercise of common stock warrants and options was used to purchase property and equipment of $298,064,and for software development of $100,040. The Company also used cash to reduce long term debt by $115,431. Inventories increased by $291,429 to accommodate increased sales activities. The Company increased its use of the bank line of credit by
$146,594 and also reduced accounts payable by $402,681.

As of September 30, 1995, the Company had borrowed $709,339 against its line of credit compared to borrowings of $562,745 at December 31, 1994. Management of the Company believes that the current working capital level will meet it's cash requirements for the foreseeable future. However, the Company may require additional financing for expansion, product development and other potential growth opportunities under consideration. The Company also intends to purchase additional equipment to enhance its production and administrative capabilities as needed.

                                      TELS Corporation

                                 PART II.  OTHER INFORMATION

(Item 6.  Exhibits and Reports on Form 8-K.)

     (b). Reports on Form 8-K:

            On November 3, 1995, the Company filed a Form 8-K reporting a change in certifying accountants.
                                      TELS Corporation
                                         Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                TELS Corporation



                                                By:  /s/ Willard H. Gardner

                                                     Willard H. Gardner
                                                     Secretary

                                                By:  /s/ Stephen M. Nelson

                                                      Stephen M. Nelson
                                                      Vice President and
                                                      Chief Financial Officer


Dated:  November 14, 1994