Form 10-K
period 1995-12-31
TELS CORP
filed 1996-04-16
CIK 756767

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE
FISCAL YEAR ENDED DECEMBER 31, 1995 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the
Transition Period from                           to


            Commission File No.  0-12993

                 TELS  Corporation
(Exact name of registrant as specified in its charter)

   UTAH                  87-0373840
(State or other                       (IRS Employer
jurisdiction of                      Identification No.)
incorporation or organization)

           406 West South Jordan Parkway, Suite 250
                  South Jordan, Utah 84095
          (Address of principal executive offices)

Registrant's telephone number,
including area code                     (801)571-1182

Securities registered pursuant to Section 12 (b) of the Act:
                          "None"

Securities registered pursuant to Section 12 (g) of the Act:
               Common Stock, $.02 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES       X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                  NON-AFFILIATED VOTING        AGGREGATE
DATE              SHARES OUTSTANDING             MARKET VALUE
March 25, 1996    2,669,700                     $ 3,550,701

Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.

Class           Outstanding Shares at March 25, 1996 Common
Stock, $.02                    3,891,319
par value

Documents Incorporated by Reference
"None"

PART I
Item 1. Business

Introduction
    TELS Corporation, ("TELS", the "Company" or "Registrant"- NASDAQ:"TELS") is a Utah Corporation, incorporated in February, 1981, with its principal executive offices at 406 West South Jordan Parkway, Suite 250, South Jordan, Utah 84095, telephone number (801) 571-1182.

MICROMEGA CORPORATION(TM)is a wholly-owned subsidiary of TELS Corporation. MICROMEGA was formed in March, 1991, for the purpose of providing research and development services for TELS and other companies. MedTech, Inc., dba Interro, a wholly-owned subsidiary of MICROMEGA, was formed in April, 1991, for the purpose of providing further development of the Interro medical electronics product.

     D.J. GunTEL, Inc., was formed on May 21, 1993, as a wholly-owned subsidiary of TELS for the purpose of operating the personal computer ("P.C.") reseller division of the Company. This subsidiary was established as a result of the acquisition of the assets of Computer Express in 1993 and also the acquisition of the assets of Micro Station in 1994. Computer Express and Micro Station operate as dba's under D.J. GunTEL, Inc. Computer Express sells and services computer and network products as a value-added computer reseller in Dallas, Texas. Micro Station is a computer systems integrator operating in San Antonio, Texas. The Company operated this P.C. reseller division through January 1995, at which time the Company made the decision to discontinue all P.C. reseller operations (by closing all of Computer Express operations and selling the assets of Micro Station).

     Hash Tech, Inc., a Utah corporation, was formed on March 31, 1994, as a wholly-owned subsidiary of TELS for the purpose of operating the manufacturing and assembly division of TELS. This subsidiary was formed as a result of the acquisition of the assets of Hash Tech, a California corporation, on March 31, 1994, by TELS. Hash Tech, Inc., operates as a full service turnkey or consignment contract manufacturer of: printed circuit boards (through-hole and surface mount); cable, harness, chassis wiring; and electro-mechanical assemblies.

     TEL electronics, inc. ("TEL"), was formed on September 26, 1994, as a wholly owned subsidiary of TELS for the purpose of operating the telecommunications business of TELS. TEL designs, builds, sells and services microprocessor-based computer systems for telecommunications applications in various industries, particularly the lodging industry. TEL's diversified line of telephone call management products are also used in business, education and government applications, where they cost-effectively bill and record telephone system usage. TEL also supplies interactive voice response and processing systems and telecommunications specialty products.

General

TELS products and services are divided into three different product and service sectors: first, and the most typical products for the Company for the last 15 years, the telecommunications products- used to provide management, accounting and billing information to various business, education and government entities, but primarily to the lodging industry; second, the personal computer and network products and services - used to provide many different capabilities for corporate, education, government and general customers; and third, the manufacturing and assembly operation, which provides comprehensive full service turnkey or consignment contract manufacturing services. The Company's continuing segment information is provided in Note 14 of the financial statements.


     The INN-FORM/XL(R) product continues to account for a majority of the Company's telecommunications sector sales, followed by the INN-SURE(TM), which provides answer detection and verification for phone calls. The telecommunication division account for 41% of consolidated sales for 1995. The manufacturing and assembly operation accounted for approximately 59% of consolidated sales for 1995.

Products and Services

     INN-FORM/XL(R), INN-FORM PLUS(R) and TEL-SENSE(R) Products. The INN-FORM/XL(R) provides immediate on-site billing data, permitting hotel/motel guests to make direct-dialed long distance calls and eliminating costly operator-assisted calls. The INN-FORM PLUS(R), a larger version of the INN-FORM/XL(R), includes many business features similar to TEL-EXECUTIVE(R) below, and is ideal for larger hotels and motels with gift shops, etc., or other business needs.

    INN-FORM EXPRESS(TM). This new product, to be released in early 1996, is an expanded version of INN-FORM/XL(R) and the INN-FORM PLUS(R), with many new features and new capabilities for custom needs of users.

    TEL-SENSE(R) and TEL-SENSE/K(R) track business phone usage and record time spent and charges for telephone calls. These products operate automatically, reducing clerical errors and accounting effort. TEL-SENSE/K(R) is for smaller key telephone systems.

    TEL-EXECUTIVE(R). This product, a "big brother" to TEL-SENSE(R), is targeted for larger businesses with higher calling traffic and/or more sophisticated data analysis needs. Product advantages include small, in-box-storage of 60,000 or more detailed call records; larger display for tutorial aids to users; added reporting capabilities; soft function keys (usage defined by the display); additional interface ports, including one Centronics parallel port and three RS-232C serial ports; and a full QWERTY keyboard for entering alphabetic and numeric data.

     TEL-SENSE/PCS(R)TM. This product is targeted for and used by personal computer ("PC") owners. Product advantages include disk storage for millions of calls; interfaces for spreadsheet and data base programs to customize reports/analyses; toll fraud detection; cost control; and trunk planning.

     WINSENSE(TM) This Windows(R)-based business call accounting PC software system, to be released in early 1996, has been designed to compete favorably with competitive products in the telephone call accounting business applications market. WINSENSE is currently an internal Company name and testing and release activities, plus trademark activities, may indicate that another name will be needed upon final release. WINSENSE has graphical representations in full color, with intuitive commands and processes.

     TEL-SCAN(R) Scanner Products. These telephone usage data-generating devices allow the INN-FORM/XL(R), INN-FORM/PLUS(R), TEL-SENSE(R), TEL-SENSE/K(R), TEL-SENSE/PCS(R) and other call accounting products to work with most telephone systems without SMDR capability. Enhancements provide data on number of rings before being answered. Management believes that TEL-SCAN(R) products provide data and features not available with standard telephone systems.
     INN-SURE(TM). This product provides answer detection-verification information. In many cases, telephone bills generated by long-distance companies (and typically by most companies, to include hotels and motels) have been computed based upon an assumption as to whether a call was answered or not - and not upon any exact method of knowing whether calls really are answered or not. Thus, short answered calls go incorrectly "un-billed" - a loss of revenue - while longer unanswered calls are incorrectly billed, causing complaints from customers. The INN-SURE(TM) provides "answer detection" and "answer verification", solving these problems by accounting for (and billing, in resale systems) all answered calls regardless of duration and by ignoring unanswered calls. The INN-SURE(TM) system increases revenues and reduces customer complaints, providing excellent capabilities for any type of business.

     INN-TEL(TM). This call accounting system is a PC software-only system roughly similar to the INN-FORM/XL(R), adding telephone call accounting and billing capabilities to standard PC's. The memory or call storage of an INN-TEL(TM) system is dependent only on the size of the disk storage of the PC used, so the INN-TEL(TM) can handle very large hotels for long periods of time.

     INTERRO(TM). The INTERRO(TM) is a proprietary medical electronics product that provides many capabilities similar to acupuncture, but via non-invasive, unharmful electronic stimulation at lower intensity than the stimulation from standard light bulbs. The Interro(TM) product is currently being sold only to international markets as a research tool. United States sales were halted several years ago due to FDA issues with alternative medicine procedures or devices.

     JOBLINE(TM). The JOBLINE(TM) product was developed by Micromega to assist in providing data about job openings in Utah, and JOBLINE services are marketed under the name "Utah Employment Hotline". The basic product is a multi-application interactive voice system which can receive commands from any tone phone and search data bases to provide responses over the telephone.

     ISO 9002 Quality Services. TELS, through its subsidiary Hash Tech, provides electronics production services for companies needing high quality turnkey or consignment contract manufacturing. Hash Tech utilizes state-of-the-art equipment and ISO 9002 certified quality control systems to provide services to companies needing circuit board manufacturing, cable assembly, chassis wiring and electro-mechanical assembly services. When coupled with the research and development capabilities of MICROMEGA, TELS provides a complete service opportunity, from research and development to final assembly, under the management of one company. Revenues from Hash Tech accounted for 59% of total consolidated sales in 1995. Hash Tech had one customer which accounted for approximately 17% of consolidated net sales for 1995.

Research and Development

     The Company spent approximately $481,000, $328,000 and $310,000, including certain capitalized expenses, on research and development activities in the years ended December 31, 1995, 1994 and 1993, respectively. All research and development expenses originate from MICROMEGA.

     TELS formed and operates MICROMEGA CORPORATION as a wholly-owned subsidiary to create an environment where engineering personnel are part of a larger entity and also to solicit outside contracts with entities other than TELS. The Company believes that this arrangement improves the efficiency and quality in research and development. MICROMEGA carried out all research and development for TEL in 1995.

Product and Marketing Strategies

     The Company's product and marketing strategies were refocused in early 1996, on marketing its core business products through its existing dealer channels; and the Company has withdrawn from its efforts to add a second P.C. distribution channel, by the divestiture of its P.C. reseller division.

     The Company has maintained and will seek to expand its capabilities to sell various high-to-medium technology products through its own network of telecommunications dealers. TELS has an expanded and improved, state-of-the-art production capability as the result of the Hash-Tech acquisition. Future products can now be designed and built using the industry's latest methods with a larger and more experienced production group.

     TELS' overall product and marketing strategy includes the following areas:

Research and Development - continuing work by MICROMEGA starts the product cycles and provides TELS with critical technologies;

Market Research - internally generated work and various stages of "testing" with TELS' dealers and customers provide feedback and input, both for initial designs and for refinements and enhancements;

Production and Service - TELS is highly motivated by quality customer service and solid production. Hash Tech, Inc., is ISO
9002 certified, which has increased the capabilities of the Company in many areas;

Marketing and Advertising - although TELS has done reasonably well in this area by slow development and careful use of media campaigns, the Company is seeking a professional partner in this area to help in developing future marketing and advertising strategies;

Sales and Distribution - New Business Development initiatives, Inner Circle efforts and Inner Circle dealers, Regional Managers and dealers across the country, all provide primary channels for selling and supporting TELS products into the telecommunications marketplace. TELS' computer resellers in Dallas and San Antonio, which sought to provide channels to sell the company's standard computer products into the computer marketplace in 1995, have been discontinued and the Company does not anticipate further utilization of this type of P.C. channel in the near future. Additionally, TELS seeks an international partner to expand into foreign markets. Hash Tech hired direct sales personnel to increase it's sales efforts in 1995, and results have been encouraging.

     TEL, a wholly-owned subsidiary of TELS, continues to provide telephone management and accounting products to improve the use of standard telephone systems. The INN-FORM/XL(R) and TEL-SENSE(R) products are very compact call accounting products, and yet have capabilities of much larger, more expensive systems. The TEL-SENSE/PCS(TM) product, when installed in a customer's personal computer, provides more capabilities for managing phone systems than the TEL-SENSE(R). The TEL-SENSE/PCS(TM) provides TEL with the additional opportunity for sales into the computer markets and the Company will continue to define a campaign to sell telecommunications products into this customer base. TEL-EXECUTIVE(R), "big brother" to the TEL-SENSE(R), was introduced in 1989 and provides a full-featured telephone management system for the larger businesses. INN-FORM PLUS, released in 1990, provides both business and lodging features for larger hotels. INN-SURE(TM), introduced early in 1993, and enhanced in subsequent years to improve compatibility with various telephone systems and environments, is an excellent product which is being marketed to the Company's hospitality and other accounts. WINSENSE and INN-FORM EXPRESS(TM), to be released in early 1996, provide new and expanded features to business users and hospitality industry users.

     Management yet believes that the future success of any of its products will require closer relationships between TELS and its major customers. TEL continues to provide additional services and discounts to its several volume telecommunications dealers and these programs are expected to continue. Several activities, to include special volume promotions, new advertising methods, etc., are now in place and should help TEL to continue to improve relationships with major dealers, in particular.
     The Company continues with its travel program to improve sales, attending various trade shows and visiting with major dealers from time to time, as well. In addition, key management personnel are involved in travel to coordinate the activities of the various TELS companies.

     Management believes computer technology will continue to evolve and be a dominant element in the telecommunications industry. TELS recognizes major telecommunications industry changes ahead as a result of changes in the "NANP" (North American Numbering Plan) and "NADP" (North American Dialing
Plan), which went into effect in 1995. These changes in the numbering plan and method for making telephone calls in the United States, created strong demand for the Company's telecommunications products in the first half of 1995, as customers upgraded older systems. The Company expects their telecommunications products and/or enhancements will need to be further developed to meet the changes expected in 1996, and beyond.

Competition

     The telecommunications and computer industries are highly competitive. The Company competes with a number of manufacturers and distributors of similar telecommunications products, some of which have a longer operating history, greater financial strength, manufacturing capabilities, and name recognition in the marketplace. In addition, some large telecommunications companies and other companies incorporate call accounting, answer detection, voice processing and/or other capabilities into their own products, which they sell directly or indirectly into the same marketplace addressed by the Company's products. There can be no assurance that the Company will be able to compete successfully with these companies in the future. Additionally, there are relatively few barriers to entry into this marketplace. Because of the divestiture by AT&T and the changing regulatory climate, AT&T and the regional BELL operating companies ("RBOCs") have developed into competitors of the Company and the Company's dealers and distributors. The Company's ability to meet this competition will depend upon, among other things, the Company's ability to: expand sales capabilities; attract management as well as technical and marketing personnel; develop enhancements to existing products; develop and market new products; and obtain financing as needed.

     The Company competes with many printed circuit board and cable assembly operations, many who have a longer operating history, greater financial strength and larger manufacturing capabilities. In addition, many companies incorporate their own manufacturing capabilities internally within their own operations. There can be no assurance that the Company will be able to compete successfully with these companies in the future. However, in an effort to keep its operation up to date, the Company spent considerable effort and resources in obtaining and re-certifying it's ISO 9002 certification. The ISO 9002 is a quality standard adopted by the international business community to assure consistent quality manufacturing standards throughout the world. Management believes that the ISO 9002 certification for Hash Tech should enhance the Company's ability to compete in a changing manufacturing environment.


Changing Telecommunications Marketplace

     As a result of governmental actions, AT&T has been divided into a number of independent public companies, each with a separate and distinct charter. Each of these independent companies has a major impact on the telecommunications industry. AT&T and the RBOCs, freed from some previous governmental regulation, are aggressively pursuing their independent activities, while the evolving technologies are opening many new opportunities for cable T.V. and utilities companies in the telecommunications marketplace - thus, the entire telecommunications industry is changing in complexity and scope. As a result of changes in the telecommunications industry, there can be no assurance that the Company's products will continue to find a receptive marketplace. These changes have adversely affected many dealers, distributors, and manufacturers in the telecommunications industry. Since major competitive forces in the telecommunications industry exist and since new technologies may tend to favor larger and better-financed companies with their often entrenched distribution networks, there can be no assurance that a dealer and distributor network will continue to exist in its previous form or, if such exists, that the network will consist of enough dealers and distributors committed to TELS' products sufficient to generate a profitable level of sales for TELS.

     The manufacturing and assembly marketplace is ever changing to meet the demands of newer and more sophisticated products. The Company will need to continue to purchase more sophisticated equipment and also will need to continue its development of quality manufacturing standards in order to meet the needs of its customers in a rapidly changing technology and product-driven marketplace.


Competitive Strategy

     Management believes the Company's products compete on the basis of quality: product quality, meaning features, technology, reliability, simplicity of use, price, and size; and service quality: meaning responsive customer support and company personnel dedicated to profitably satisfying every customer. From the outset, the Company's telecommunications products have been designed to be marketed to the small and medium-sized hotels, professional firms and general business establishments. TELS' telecommunications products are based on state-of-the-art technologies and designs, yet are relatively simple in function, with the result that they may be priced lower than competitors' equipment without a sacrifice of profit margin. Management believes that the wholesale prices of its telecommunications products are competitive relative to their features, thereby allowing the prices to the end-user to be lower than or close to that of its competitors. The Company has seen a general reduction in the retail prices of certain of its competitors' telecommunications products, and thus the Company cannot predict at present whether it will continue to enjoy its current pricing advantage. Moreover, there can be no assurance that the price of the Company's telecommunications or computer products will not increase.

            TELS' telephone call accounting products are designed to include advanced features, to occupy a minimum amount of space either at the front desk or in office areas, to be very easy to use, and to sell at competitive prices. The small physical product size (smaller than a telephone) provides a competitive advantage over the larger and more bulky equipment marketed by many competitors.

Proprietary Rights

            TELS does not currently hold, nor has it applied for, any patents. Management does not believe that the Company's business is dependent upon the acquisition of patents. TELS always seeks special copyright protection for its names, software and developmental products. The Company designs its own printed circuit boards and software for use in its telecommunications products. TELS' proprietary telecommunications software is either imbedded in machine code in microprocessors or is available on protected, but standard PC floppy discs. Management believes that the circuit boards and the software would be difficult and time-consuming to "reverse engineer". The Company continues to take steps to protect its trade names and trademarks and the products and software developed through licensing, or other approaches designed to contractually protect TELS' proprietary information. There can be no assurance that others may not independently develop the same or similar technology or obtain access to the Company's proprietary technology. TELS has no proprietary rights to the products previously marketed in its computer sector businesses.

Employees

            As of December 31, 1995, the Company had 130 full-time employees, with 10 in administration, 23 in its telecommunications sector business, 15 in it's P.C. reseller business, which was discontinued in January, 1996, 7 in research and development and 75 in the manufacturing sector business.

Manufacturing and Supply

            TELS' telecommunications products are assembled from components manufactured by unaffiliated suppliers and designed for modular assembly. This approach permits efficient use of the Company's production staff in the assembly and testing of these purchased items and the end products. The Company has designed its own printed circuit boards for its telecommunications business, which are manufactured to TELS' specifications by subcontractors. Telecommunications products are generally designed to permit multiple source procurement, and it is TELS' policy to develop multiple sources of supply for components it uses. There have been occasional shortages of the electronic components included in TELS' telecommunications products, and during such periods, suppliers have rationed the available components among their customers. TELS may experience manufacturing delays, additional costs, or contract cancellations if certain of its suppliers should fail to deliver sufficient components. TELS may experience sales delays, additional costs, or contract cancellations if certain of its suppliers should fail to deliver sufficient computer products. To date, TELS has not been materially adversely affected by any failure of suppliers to deliver systems on schedule.

Customer Service

     The Company's telecommunications products are serviced by its dealers, with assistance as required from TEL employees. TELS' computer products were serviced by the Company's computer businesses or by third-party service providers. Under the plan for discontinued operations this service will be provided by MICROMEGA and will be phased out as warranty issues expire. It has been TELS' experience to date that its products have not required a significant amount of customer service support because of their design, simplicity and reliability.

            Each of the Company's call accounting products now carries a two year limited warranty covering the material and workmanship of the entire system, including the material and workmanship of the systems' printed circuit boards and electronic components. Other Company telecommunications products carry a one year warranty. Products purchased for resale, such as printers, computers, etc., carry the original manufacturer's warranty only.

Federal and State Regulations

            The FCC has adopted regulations with respect to the interconnection of communications equipment with telephone lines and regulations with respect to radiation emanations of certain equipment. TELS has complied with these regulations and received all necessary FCC approvals for its telecommunications products, or has submitted products for testing and certification for compliance, and is submitting all new products for such testing as they are completed. TELS anticipates that the new products will be approved, but there can be no assurance that such approvals will be obtained. Products purchased for resale, such as printers, computers, etc., include original manufacturer's certifications of compliance with FCC regulations.

            Rulings by the FCC adopted in 1976 and 1980 permit users of the public switched network services, i.e., hotels, network managers, equipment manufactures, and other potential resellers, to earn revenues through resale on telephone calls. These rulings have enabled every hotel and other user of the public switch network services to convert their telephone operations centers from a service or a convenience to a potential profit center.


Item 2. Properties

            The Company currently owns and occupies a facility with approximately 15,000 square feet of space in American Fork, Utah, which was purchased on August 15, 1984, and includes a 4,800 square foot addition plus renovation completed in 1988.
The Company leases 5,700 square feet of space for its administrative and research and development offices in an office building located in South Jordan, Utah. The Company's subsidiaries Computer Express and Micro Station lease office space in Dallas and San Antonio, Texas. Hash-Tech leases a 15,000 square foot space in a building located in Santa Clara, California. Management believes that these facilities are adequate for operations and production needs at current production levels, but the decision to discontinue the P.C. reseller division will require the Company to terminate or sublease its leases in Dallas and San Antonio. Expanding sales efforts on behalf of Hash Tech, Inc., will require the Company to lease additional office space in the near future.

Item 3. Legal Proceedings

            The Company is not a party to any legal proceedings the outcome of which would have a materially adverse effect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders.
        None.

                         PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

Price Range of Common Stock

     The Company's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: "TELS". Prices are quoted in the National Market System of the National Association of Security Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the range of sales prices of the stock for the calendar quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ's quotation system but do not include retail markup, markdown, or commission.

1995            High     Low    1994             High    Low
First Quarter   1.44   $ 1.06   First Quarter  $ 1.32  $ 1.21
Second Quarter  1.63     1.10   Second Quarter   1.39    1.28
Third Quarter   1.69     1.13   Third Quarter    1.44    1.33
Fourth Quarter  1.22      .41   Fourth Quarter   1.11    1.00

Approximate Number of Equity Security Holders:
Approximate Number of
Record Holders
Title of Class (At December 31, 1995)

Common Stock, $.02 Par Value               2,375

     Included in the number of shareholders of record are shares held in "nominee" or "street" names.

Dividends:

     The Company has not paid dividends to date and intends to retain its future earnings to finance the development and growth of its business. Under Utah law the Company is restricted to paying dividends if it is deemed that the payment of such dividend would prove the Company insolvent or create an impairment of the Company's assets. Under a loan agreement dated April 5, 1995, the Company is required to obtain permission from the lender for the payment of any cash dividends.


Item 6. Selected Financial Data
            The following financial data for the year ended December 31, 1995 have been derived from the Company's financial statements audited by Coopers & Lybrand, L.L.P., independent certified public accountants. The financial data for the years ended December 31, 1994, 1993, 1992 and 1991, have been derived from the Company's financial statements audited by KPMG Peat Marwick,L.L.P. independent certified public accountants. The financial statements as of December 31, 1995 and 1994 and for each year in the three year period ended December 31, 1995, and the reports thereon are included under Item 8 below.

                    YEAR ENDED DECEMBER 31,
Selected Operating Data:
      1995       1994        1993        1992         1991
Net sales
  $7,826,114   6,275,779   2,495,648    2,775,404     2,778,077
Cost of sales
   3,870,004   2,300,232     715,046      743,503       690,048
Gross profit
   3,956,110   3,975,547   1,780,602    2,031,901     2,088,029
Income (loss) from continuing operations before income taxes
     (28,084)    614,857    (299,889)      70,974       102,743
Income tax (benefit) provision (1)
      17,563     (54,666)     (7,017)     (21,026)      (52,402)
Income (loss) from continuing operations
            before extraordinary item and cumulative effect of change in accounting principle
     (10,521)    560,191    (306,906)      49,984        50,341
Loss from discontinued operations
    (327,018)   (133,951)    (87,385)        -             -
Loss on disposal of discontinued operations
    (192,939)      -            -            -             -
Extraordinary item - income tax benefit
     from operating loss carryforward (1)
        -          -            -          21,026        52,402
Cumulative effect at January 1, 1993, of
     change in accounting for income taxes
        -          -         384,166         -              -

Net income (loss)
    $(530,478)  426,240    (10,125)      70,974       102,743

Net income (loss) per common and common equivalent share:
            From continuing operations
     $ (.01)      .14         (.14)          .03(1)      .03(1)
            Discontinued operations
       (.13)     (.03)        (.04)            -            -
            Extraordinary item
         -          -           -              .01         .03
            Cumulative effect of accounting change

     $ (.14)     . 11           -              .04         .06

(1) Extraordinary item consists of the income tax benefit of $21,026 and $52,402, from operating tax loss carryforwards for the years ended December 31, 1992 and 1991, respectively.

                  YEAR ENDING DECEMBER 31
Selected Balance Sheet Data:
       1995      1994       1993         1992       1991
Total current assets
  $3,306,466  $2,902,347 $1,407,525    $ 948,496   1,004,064
Total current liabilities
   2,209,966   1,587,563    788,892      499,199     235,612
Working capital
   1,096,500   1,314,784    618,633      449,297     768,452
Total assets
   5,259,168   5,043,333  3,082,256    2,135,600   1,842,039
Long-term debt excluding current installments
     346,195     463,712    457,456      218,125     259,125
Net Shareholders' equity
   2,703,007   2,992,058  1,835,908    1,418,278   1,347,302


                         PART III

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Continuing Operations 1995
     Consolidated net sales for 1995, increased 24% to $7,826,114, an increase of $1,550,335 compared to consolidated net sales of $6,275,779 for 1994. The increase in sales is due to increased sales activity in the manufacturing division where sales increased by $2,150,613. The Company anticipates that sales in the manufacturing sector will remain strong throughout the first half of 1996, as a result of corporations outsourcing their manufacturing operations and increases in demand for computer and electronics related products.
     The increase in sales in the manufacturing division was offset by a decrease in sales of the Company's call accounting products. In 1995, sales of telecommunications products decreased $680,666 to $3,171,480 compared to $3,852,145 for
1994. This decrease in sales in the telecommunications product sector is attributable to a slowdown during the third and fourth quarters of 1995, as a result of customer demand decreasing after initially upgrading their systems for the NANP changes. The Company anticipates some uncertainty in the telecommunications industry for the foreseeable future as companies continue to compete for market share and product innovations. However, the Company believes that sales to its existing core of dealers and national accounts will continue to account for the majority of sales in the telecommunications division in 1996.
     Consolidated gross profit amounts did not change materially in 1995, when compared to 1994. The gross profit of $3,956,110 for 1995, represented 51% of sales. In 1994, gross profit of $3,975,547 represented 63% of sales. The decrease in gross profit as a percent of sales is due to the change in the sales mix from 1994 to 1995. In 1994, sales in the telecommunications sector accounted for 61% of total sales, compared to 41% of total sales for 1995. Because the telecommunication products have a higher gross profit margin than products in the manufacturing sector, the Company's consolidated gross profit margin will be lower when sales from this sector increase and become a more significant factor for overall operations. In 1996, the Company anticipates that the gross profit percentage will be consistent with 1995, results.
     Research and development expenditures for 1995 consisted of current expense of $213,799 and amortized expenditures of $148,899 for development projects which were capitalized in prior years. In addition to these costs currently being expensed, the Company also spent $118,321 in 1995, and $72,155 in 1994, which has been capitalized as software development costs. The Company is continuing its efforts in research and development on products which will primarily be introduced into the telecommunications marketplace, as it looks for opportunities to improve existing products and identify areas for new products.
     Consolidated selling, general and administrative expenses increased to $3,666,076 for 1995, compared to $3,030,423 for 1994. This increase in 1995, is attributable to increases in the manufacturing division, increased selling expenses in the telecommunications division and costs associated with efforts to expand corporate services and operations. As a percentage of consolidated net sales, selling, general and administrative expenses were 47% in 1995, compared to 48% in 1994.
     For 1995, the Company reported a net loss from continuing operations of $10,521 or $.01 per share, compared to net income from continuing operations of $560,191 for 1994, or $.14 per share. This decrease in earnings is a result of reduced sales related to telecommunications products, where the gross profit contribution is significantly higher than other sectors of the Company and to costs associated with the write off of certain assets previously capitalized. Management of the Company expects that this trend will continue into the first quarter of 1996, due to some uncertainty in the telecommunications industry. As of December 31, 1995, the Company has a net deferred tax asset (net of valuation allowance of $128,850) of $433,750 which is primarily the result of prior operating losses. The Company believes that it is more likely than not that through the generation of taxable income, it will be able to realize the benefit of the net deferred tax asset in the future.

Discontinued operations 1995
     In January 1996 the Board of Directors approved a plan to dispose of the Company's P.C. reseller business (See Note 15 of the Financial Statements). Accordingly, the results of operations of the P.C. reseller operations have been classified as discontinued operations for all periods presented in the consolidated statements of operations. The discontinued operations had a net loss after tax of $327,018 in 1995, compared to a net loss of $133,951 in 1994. The increase in the loss is due to expenses associated with the Company's effort to expand into twilight inventory event purchase activities in the third and fourth quarter of 1995. The focus of this activity was to bring buyers and sellers together by locating excess inventory products and moving this inventory into channels identified through innovative marketing programs. Although sales in the P.C. reseller division increased to $3,245,979 in 1995, from $2,916,231 in 1994, the Company continued to incur losses on this operation due to intense competition and reductions in gross profit margins. The Company also recorded a loss on disposal of this discontinued operation of $292,332 net of tax benefit, including a provision of $294,158 for losses during the phase out period, in 1995.

Continuing Operations, 1994
    Consolidated net sales for 1994 increased to $6,275,779, an increase of $3,780,131 compared to consolidated net sales of $2,495,648 for 1993. The increase in sales is primarily attributable to the acquisition of the assets of Hash Tech, Inc., in March of 1994. In addition to the increased revenue from Hash Tech, the Company also experienced a significant increase in the sales of its telecommunications products sold through TEL, where sales increased to $3,852,145 in 1994, which showed an increase of 55% compared to sales of $2,482,851 for 1993. A significant portion of the increase in telecommunications products sales in 1994, was due to the changes dictated by the NANP which became effective in 1995.
The majority of the Company's telecommunications customers upgraded their telecommunications equipment in 1994, and this fueled strong sales growth in this division. In addition, the hospitality industry is experiencing a growth trend and this added to increases in the sales of the Company's call accounting products in 1994.
     Consolidated gross profit of $3,975,547 increased
$2,194,945 in 1994, or 123% when compared to consolidated gross profit for 1993, of $1,780,602. The increase was mainly due to the increased sales of telecommunications products from TEL, which recorded an increase in gross profit of $1,254,255 or 72% over 1993, and also due to the acquisition of Hash Tech, Inc., which added $914,408 in gross profit for 1994. Consolidated gross profit as a percentage of consolidated net sales decreased to 63% for 1994, compared to 71% for 1993. The change in the gross profit is a result of the sales mix where the Company benefitted from a gross profit of 77% on telecommunications products and 37% on manufacturing products.
            Consolidated research and development expenditures consisted of several components in 1994. The consolidated expense of $255,804 for 1994, consists of $127,403 for current expenses and $128,401 for amortization of projects which were capitalized in prior years. In addition to the consolidated research and development costs expensed in 1994, the Company also capitalized $72,155 in 1994, and $85,116 in 1993, of research and development expenditures.
            Consolidated selling, general and administrative expenses increased to $3,030,423 for 1994, compared to $1,818,139 for 1993. As a percentage of consolidated net sales, this expense represented 48% of net sales in 1994, compared to 73% in 1993.
The increase in total expense was due primarily to the acquisition of Hash Tech, Inc. which added $846,724 of expense in 1994. The decrease as a percent of total sales in 1994, was primarily due to increases in revenues in addition to management's efforts to keep expenses in line with the growth of the Company.

            The Company recorded net income from continuing operations of $560,191 or $.14 per share for 1994, compared to a net loss from continuing operations of $306,906 or $.14 in 1993. This increase in earnings reflected the profit margin contribution from Hash Tech and the increased sales in telecommunications products along with management's efforts to minimize expenses while expanding the Company.

Discontinued Operations 1994

            For the year ended December 31, 1994, the Company reported a net loss of $133,951 or $.03 per share as compared to a net loss of $87,385 or $.04 per share in 1993. The increased loss is primarily due to lower profit margins as a result of increased price competition in the P.C. reseller industry.
Sales from discontinued operations increased to $2,916,231 for 1994, compared to sales of discontinued operations in 1993 of $1,770,861.

Liquidity and Capital Resources
1995
            At December 31, 1995, the Company reported current assets of $3,306,466 and current liabilities of $2,209,966, resulting in working capital of $1,096,500. This is a decrease in working capital of $218,284 when compared to working capital of $1,314,784 at the end of 1994. This reduction in working capital is due to the usage of cash in discontinued operations, reductions in long-term debt, and purchases of property and equipment. Accounts receivable decreased by $135,381, but this decrease was partially offset by increases in inventory levels of $288,979. To finance the uses of cash the Company increased its borrowing on a line of credit by $518,244 to $1,080,989 in 1995, from $562,745 in 1994. The Company received $148,160 from the exercise of common stock warrants and options. In 1995, the Company was able to reduce its long term debt by $217,940 from $463,712 at the end of 1994. The Company purchased property and equipment of $264,846 in 1995, and incurred $118,321 in capitalized software development costs. The purchase of equipment in 1995, was for production machinery and office furniture and computer equipment needed to keep the Company competitive and efficient. In January, 1996, the Company made a strategic decision to divest itself of its P.C. reseller operations. In 1995, the Company suffered significant losses from these discontinued operations which impacted the working capital of Company. This impact has resulted in TELS being in violation of certain debt covenants under the terms of its loan agreements. Though the Company has obtained waivers of these violations for the year ended December 31, 1995, the Company will not pursue the appropriate waivers for expected violations subsequent to December 31, 1995 from the lending institution because the Company expects to refinance this line of credit by entering into a new line of credit or renewing the existing line with similar terms with the current lender. If the Company is unable to obtain or renew a new line of credit with this lender it will seek alternative sources of debt or equity to repay this obligation. The Company believes that the plan of divestiture will provide the impetus to move the Company back into an improved operating position. As of April 3, 1996, the Company had disposed of the bulk of the assets from the discontinued operations without suffering losses greater than the estimated liability at December 31, 1995. The Company expects the divestiture to be materially completed by the end of the second quarter of 1996. Once this plan is completed the Company believes that continuing operations will provide positive cash flows. The Company is continuing its efforts to find additional financing through debt and/or investment equity which will be needed to fund operations, future acquisitions and final development and marketing of new products under consideration.
The telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to generate a profitable level of sales.

1994
            At December 31, 1994, the Company reported current assets of $2,902,347 and current liabilities of $1,587,563, resulting in working capital of $1,314,784. This is an increase in working capital of $696,151 when compared to working capital of $618,633 at the end of 1993. This increase is primarily due to the Company receiving $550,000 from the proceeds of the exercise of common stock warrants, and also to cash generated from operations. The Company was able to reduce its line of credit to $562,745 at the end of 1994, from $643,872 in 1993. The
Company renewed its line of credit with a commercial bank on January 7, 1995. This line of credit is for a maximum of $850,000 of which the Company had borrowed $562,745 as of December 31, 1994. The cash generated from operations was used to purchase the assets of Hash Tech, Inc., and Micro Station, Inc., in 1994. Long term debt remained comparatively the same in 1994, when compared to 1993, in spite of the fact that the Company consummated the acquisitions of Hash Tech, Inc., and Micro Station, Inc., which were purchased with cash and long debt. Net property and equipment increased to $1,052,273 in 1994, an increase of $162.673 compared to property and equipment in 1993 of $889,600. Accounts receivable, inventory and accounts payable increased due to the acquisitions in 1994, and also due to increased sales activity throughout the Company.

Effects of Inflation

            The Company 's operations have not been significantly affected by inflation during the periods covered in this report.

Impact of Recently Issued Accounting Standard

            In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The impact of the Statement on the Company is not expected to be material.

            In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.
123, "Accounting for Stock-Based Compensation". This Statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method. The Statement also requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. The Statement is effective for financial statements for fiscal years that begin after December 15, 1995.
The Company has not determined how it will account for stock options when the standard is adopted nor has it estimated what impact such adoption will have on the Company's financial statements.


Item 8. Financial Statements and Supplementary Data.

            The following constitutes a list of Financial Statements and related notes as required in Part II of this report.

Independent Auditors' Reports.
Consolidated Balance Sheets as of December 31, 1995 and 1994. Consolidated Statements of Operations for the years ended
            December 31, 1995, 1994 and 1993.
Consolidated Statements of Changes in Stockholder's Equity for
     the years ended December 31, 1995, 1994 and 1993. Consolidated Statements of Cash Flows for the years ended
            December 31, 1995, 1994 and 1993.
Consolidated Notes to Financial Statements for the years ended
            December 31, 1995, 1994 and 1993.

Item 9. Disagreements on Accounting and Financial Disclosures.

        Not applicable.

PART III

Item 10. Directors and Executive Officer of the Registrant.

     The directors and executive officers of the Company are as follows:

Name                  Age    Position with the Company    Term
Expires

Dr. John L. Gunter     59    Chairman of the Board,       1996
                             President and
                             Chief Executive Officer

Willard H. Gardner     70    Director, Secretary          1997
                             Chairman Budget-Audit
                             Committee

David K. Doyle         66    Director, Chairman           1998
                             Executive Compensation
                             Committee

Dr. Ming T. Chen       59    Director                     1996

Stephen M. Nelson      47    Director, Senior Executive   1997
                             Vice President
                             Chief Financial Officer,
                             and Treasurer

R. James Taylor        37    Vice President,
                             Chief Technical Officer,
                             General Manager Micromega


     In 1995, the Company's Board of Directors held ten meetings either in person or by telephone. A majority of directors were in attendance at all of the meetings. The budget-audit committee met three times during the year and the compensation committee met one time. All outside directors are reimbursed for expenses incurred in attending meetings plus board fees as disclosed in Item 10 of Form 10-K.

            The Company's Articles of Incorporation and By-Laws provide for classification of the Board of Directors into three classes.
Directors are elected at the annual meeting of shareholders, at which time respective classes are established. Subsequent terms are for three years and/or until successors are elected and qualified. Executive officers are elected by the Board of Directors at its regularly scheduled meeting following the annual meeting of shareholders, and serve until successors are elected and qualified.

     Dr. Gunter, TELS' founder, has been a Director and President of the Company since its organization in February, 1981. He was elected Chairman of the Board on February 9, 1984. From November, 1980, to February, 1981, he was involved in activities leading to the organization of the Company. Dr. Gunter received a B.S. in physics from Marshall University, Huntington, West Virginia, and a doctorate in physics from Brigham Young University, Provo, Utah. For five years after completing his doctorate, Dr. Gunter was on the faculty of Rochester Institute of Technology, Rochester, New York, first as Associate Professor and Director of Computer Sciences, and later as the Director of Computing Activities and the Director (Dean) of the College of Computer and Information Sciences and Technology, Dr. Gunter has been involved in design and/or management of design activities in the computer field for over thirty years, first as a high school and college student working as a computer programmer for Union Carbide Corporation, then as Factory Engineer, Project Design Engineer and Project Manager from 1959 to 1965 for RCA, EDP Division and for North American Aviation, Space and Information Systems Division. Dr. Gunter also served as Senior Vice President for Information Systems with Galbraith and Green, Inc., an insurance company during 1974 and 1975. He was a political appointee of Governor Calvin Rampton for almost five years, serving as the Director of Systems, Planning and Computing for the State of Utah from 1975 to 1979. He served as a private consultant and as General Manager for Business Communications Systems, Inc. during 1980.

     Mr. Gardner has been a Director of the Company since September 5, 1984, and effective January 14, 1989, he took on the additional responsibility of Corporate Secretary. From 1963 until 1990, he was employed by Brigham Young University in various capacities including as the Executive Director of Information Systems Services, and he was an Associate Professor of Computer Science from 1980 to 1990. In September of 1990, Mr. Gardner moved into semi-retirement and has since been involved with several voluntary industry initiatives intended to expand high-capacity data telecommunications, both nationally and locally. Mr. Gardner served in the Utah State Legislature from 1973 to 1985. He was a Founding Member of the Board of Trustees of the Utah Technology Finance Corporation, served as a member of the Board of State Lands and Forestry, and was a Founding Member of the Board of Trustees of the Utah Information Technology Association. Mr. Gardner received a B.S. in physics from Utah State University and an M.S. in mathematics from Brigham Young University. Mr. Gardner's technical accomplishments include development of computer programs for trajectory studies in connection with the ABLE project (first moon shot) in 1958 and of display checkout routines for the APOLLO project in 1962. He also managed the development of payroll and accounting computer programs at BYU during the decade of 1960.
     Lieutenant General Doyle, U.S. Army Retired, was appointed Director of the Company on July 21, 1988, and has served as a director continuously since that time. General Doyle spent over 35 years in service before retiring on June 30, 1986. During his last period of service, he reengineered the Army's automation and communications services to create a world-wide integrated information system. Concurrently, he served as the Army's Chief Information Officer and organized a new corporate staff to establish policy, plan, program and budget for the Army's tactical command and control and information management organizations. Since leaving the service, General Doyle co-founded WELS Research Corporation, a weather information company. He has served on an information system oversight committee for the National Academy of Science, and has consulted on a wide range of information issues for both commercial and defense industries.


            Dr. Ming-Tzong Chen was appointed a Director in December, 1995, to fill a vacancy on the Board of Directors. His term of appointment expires on June 3, 1996. Dr. Chen received a doctorate in physics from Brigham Young University, Provo, Utah.
Dr. Chen formed Pro Sports USA, Co. in 1992, to handle the distribution of Fox Tennis products worldwide. During the last three years, Pro Sports USA, Co. has produced a patented golf club head design. Currently, Fox golf and tennis products are distributed throughout the United States, as well as many
European and Asian countries. In 1990, Dr. Chen founded Chateau Research, Inc., which designs and manufactures top quality loud speaker systems. In 1978, Dr. Chen founded Chen's International Corp. and Galaxy International Corp. ("Galaxy"), to handle real estate investments, engage in international trade and explore other business opportunities. In 1979, under the management of Dr. Chen, Galaxy obtained a major contract with the Taiwan Power Company, which resulted in Galaxy becoming the first firm to export coal from the western U.S. to Taiwan. Galaxy has also been involved in distribution and sales of Digital Equipment Corporation (DEC) equipment and from 1980 to 1986, Galaxy was one of the fastest growing DEC original equipment manufacturer's in the United States.

     Mr. Nelson was appointed as a Director in June, 1991, and was elected to serve a three year term at the June, 1994, annual meeting. He has been involved with the Company since 1982.
From 1982 through 1986, and from 1987 to 1989, he was an outside consultant. From 1986 through 1987 he served as Chief Financial Officer. In February, 1990, he was appointed Chief Financial Officer, Treasurer and Vice President, Finance. In 1993 he was appointed Senior Executive Vice President and in 1994 he became a member of the Office of the President. He has been a major force behind the Company's acquisition initiatives and has been instrumental in automating the Company's financial systems. Mr. Nelson is a Certified Public Accountant. He graduated from the University of Utah in 1974 with a B.S. degree in accounting. From 1974 through 1980 he worked in public accounting for Tanner & Co. in Salt Lake City, Utah. From 1980 through 1982, Mr. Nelson worked as the Vice President of Finance and Treasurer for Gem Insurance Company in Salt Lake City, Utah. From 1982 through 1989 he was a partner and owner of Nelson and Holyoak, a Certified Public Accountants firm. Mr. Nelson is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants and is also a member of the Institute of Management Accountants. From 1989 through 1990 he served as president of the Institute of Management Accountants. He also served on the Board of Directors of the American Fork Chamber of Commerce from January 1992 through 1994.

      Mr. Taylor joined the Company as a software programmer on January 13, 1986. In 1987, he was appointed manager of Research and Development. In 1988, he assumed the additional responsibilities of managing Production and Customer Service.
In September of 1989, he was appointed Vice President of Operations, and in 1991 he was appointed General Manager of MICROMEGA Corporation. In 1994, he was appointed Vice President of TELS Corporation and became a member of the Office of the President. He has also been a major force behind the Company's acquisition initiatives and has been instrumental in automating the Company's production systems. In addition, he was appointed Chief Technology Officer for the Corporation. Mr. Taylor has been instrumental in the planning and development of several of the Company's new products. Additionally, Mr. Taylor has designed and implemented several of the automated processes for the Company and its subsidiaries. Mr. Taylor graduated from the University of Utah in 1985 with a B.S. degree in Physiological Psychology and was president of Psi Chi, a national honor society. He was the founder and general manager of a printing company from 1974 to 1976. He was also the co-founder and general manager of a computer consulting company from 1980 to 1982. From 1982 to 1985 he was the manager of Kay-Bee Toys, in Salt Lake City, Utah. From 1985 to 1986 he was the manager of Follett's College Stores, in Salt Lake City, Utah.


Item 11. Executive Compensation

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000:

              Annual Compensation     Long Term Compensation
                                                              Securities
Name and         Year               Other Annual Restricted   Underlying
Principal        ended Salary Bonus Compensation Stock Awards Option/SARs
Position         12/31   ($)   ($)       ($)         ($)          (#)
John L. Gunter    1995 150,330  4,165   16,756         0            0
President/CEO     1994 140,297  6,500   16,756         0            0
                  1993 103,158 24,092       (1)  112,500      100,000

Stephen M. Nelson 1995 115,385      0       (1)        0            0
Chief Financial   1994 113,558  2,500       (1)        0            0
Officer           1993  74,521  7,000       (1)   90,000       77,500

(1)  Amounts are less than $50,000 or ten percent (10%) of compensation.

The following table provides information with respect to stock options granted during the Company's last fiscal year to the persons named in the Summary Compensation Table above:

                                               % of Total
                                               Options
        Number of Securities   Granted to      Exercise or
          Underlying Options   Employees in    Base Price  Expiration
Name                 Granted   Fiscal Year     ($/sh)         Date

John L. Gunter          None       N/A           N/A           N/A
Stephen M. Nelson       None       N/A           N/A           N/A

Aggregated Option/SAR Exercises in Year Ended December 31, 1995, and Option/SAR Values at December 31, 1995.

The following table features information concerning the exercise of options and/or SARs during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options and/or SARs held by such persons at the end of the last fiscal year and the value of such unexercised options and/or SARs as of such date.

                                     Number of Securities      Value of
                                               Underlying      Unexercised
                                               Unexercised     In-the-Money
                                            Options/SARs at    Options/SARs
                                               12/31/95 (#)    12/31/95 ($)
                 Shares Acquired   Value       Exercisable/    Exercisable/
Name              on Exercise(#)   Realized($) Unexercisable   Unexercisable
John L. Gunter        None            N/A         100,000        $ 82,800
Stephen M. Nelson     None            N/A          82,500        $ 68,310

Employment Contracts, Termination of Employment and Change of Control
Arrangements:

   In March, 1994, the Board of Directors authorized a form of employment contract for Dr. John L. Gunter, President and CEO, and Mr. Stephen M. Nelson, Executive Vice President and CFO, allowing for annual compensation of $150,000 and $115,000, respectively. The contract is for a term of three years beginning on March 1, 1994, automatically renewable on December of each year, unless notice is properly given by the Company or the executive. The contract allows for a severance agreement which provides that: (a) if termination occurs for reasons other than death, disability, or cause, the executive shall receive his annualized base salary and other benefits, throughout the remaining term of the agreement, and (b) if termination occurs by the Company or the executive, due to a change in control, the executive will be entitled to receive an amount equal to two hundred fifty percent of the amount includable in the gross income of the executive during the preceding one-year period ending on the executive's termination date.

Compensation of Directors

     Effective March 1, 1994, non-employee directors receive a monthly retainer fee of $800, and $1,400 for each meeting attended in person. Non-employee directors do not receive fees for telephone meetings. In addition each non-employee Director is entitled to receive common stock options pursuant to the annual automatic, non-discretionary grant mechanism under the "TELS Corporation 1994 outside Directors Stock Option Plan" approved by the shareholders in June, 1994. On April 1, 1995, each outside director received 15,000 options under the, non-discretionary grant provision of the plan based upon 1994 year-end results.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as disclosed below, to the Company's knowledge, based solely on information furnished to the Company and written representations that no other reports were required, during the last fiscal year all applicable Section 16(a) filing requirements were met. Mr. Gardner and Mr. Doyle were delinquent in filing Form 4 regarding the receipt of certain restricted common stock options for 1995.

Executive Stock Bonus Plan

    In January, 1984, the Company's Board of Directors adopted the 1984 Executive Stock Bonus Plan (the "Stock Bonus Plan"). The Stock Bonus Plan provides for the Board of Directors or a committee thereof to grant shares of the Company's Common Stock, or the right to receive such shares, to officers and other members of the executive or general management of the Company, excluding such individuals who hold 10% or more of the Company's Common Stock. Shares or rights to shares will be granted without other payment therefore, as additional compensation for services rendered to the Company. The Board of Directors, or a duly appointed committee thereof, has the power to determine the persons to whom bonus awards will be made, the number of shares or rights to be granted, and the terms and conditions under which such grants will be made, including issuance in installments, forfeiture provisions or other restrictions. The Company has reserved 537,500 of the authorized but unissued shares of the Company's Common
Stock for grant under the Stock Bonus Plan. The total shares issued and outstanding under this plan are 497,625 at December 31, 1995. No shares were issued under this plan in 1995.

TELS Corporation Stock Option and Incentive Plan for Officers and Key Employees of the Company and Its Subsidiaries

     This Plan, approved by shareholders on June 7, 1993, replaced the 1984 Incentive Stock Option and the 1984 Non-Qualified stock Option Plans which expired. This newer plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock performance shares, dividend equivalents and restricted stock. The
Board of Directors believes that the Plan will assist TELS in recruiting and retaining outstanding individuals as officers and members of management by enabling such persons to participate in the long-term growth of TELS and by providing additional incentive to increase their efforts in promoting the financial success of the Company and its subsidiaries. On June 6, 1994, the shareholders voted to increase the number of shares reserved under this plan to a maximum of 2,000,000 shares of stock that may be made subject to awards, as defined. In 1995, the Company granted 120,000 options and 10,974 shares under this plan and recorded compensation expense of $12,767.

TELS Corporation Board of Directors Stock Bonus and Option Plan

    On June 6, 1994, the shareholders of the Company approved the Outside Directors Plan. This Directors Plan provides for the grant of nonstatutory stock options to non-employee Directors of the Company ("Outside Directors") pursuant to an automatic, non-discretionary grant mechanism. The primary purposes of the Director Plan are to enhance the Company's ability to attract and retain the services of experienced and knowledgeable individuals to serve on the Board of Directors of the Company (the "Board"), to encourage ownership in the Company by the Directors of the Company, and to provide the Company's Directors with reward opportunities based upon the success of the Company. The shareholders have approved 500,000 shares to be reserved for this plan. In April 1995, each outside director received 15,000 options under the automatic, non-discretionary grant provision of the plan.

Employees' Profit Sharing Plan

    The Company adopted an employees' 401-K profit sharing plan, effective January 1, 1988, covering substantially all employees who have attained age
21 with service in excess of six months. The plan provides for Company contributions at the discretion of the Board of Directors. Company contributions begin partial vesting after the first full year in which eligible employees complete 501 hours of service, with full vesting occurring after seven years. During the year ended December 31, 1995, the Company contributed $15,000 to the plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding beneficial ownership of the Company's Common Stock at March 25, 1996, of (i) each beneficial owner of five percent or more of the Company's Common Stock,
(ii) each of its Company's directors, and (iii) all directors and officers of the Company as a group.

                                  Shares of Common            Percent of
                                Stock Beneficially          Total Voting
Name and Address of                          Owned                Shares
Beneficial Owner

Dr. John L. Gunter (1)                     631,115                   16%
406 W. South Jordan Parkway, #250
South Jordan, Utah  84095

P. Diane Gunter (1)                        196,600                     5%
705 East Main Street
American Fork, Utah 84003

Willard H. Gardner                         155,250                     4%
1495 Oak Lane
Provo, Utah 84057

David D. Doyle                             139,050                     4%
8809 Bell Mountain Drive
Austin, Texas 78730

Stephen M. Nelson                          289,500                     8%
406 W. South Jordan Parkway, #250
South Jordan, Utah  84095

Dr. Ming T. Chen                                 0                     0%
406 W. South Jordan Parkway, #250
South Jordan, Utah 84095

All Directors and Officers
as a Group (6 persons)                   1,421,389                    36%



(1) Dr. and Mrs. Gunter may be deemed to have control of the Company by virtue of their combined ownership of 21% of the Company's outstanding voting shares.

Item 13.  Certain Relationships and Related Transactions

     At December 31, 1995, Dr. Gunter is indebted to the Company in the amount of $39,302 plus accrued interest, evidenced by a promissory note dated March 25, 1986, and bearing interest at nine percent (9%), and an employee receivable of $37,321 for expenses.


                              PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1. Financial Statements - Included in Part II, Item 8 of this report.

Independent Auditors' Reports.
Consolidated Balance Sheets as of December 31, 1995 and 1994.
Consolidated Statements of Operations for the years ended
    December 31, 1995, 1994 and 1993.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995,1994 and 1993.
Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993.
Consolidated Notes to Financial Statements for the years ended
    December 31, 1995, 1994 and 1993.

2. Financial Statements Schedules - Included in Part IV of this report:
   Schedule III - Valuation and Qualifying Accounts.

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

3. Exhibits - Included in Part IV of this report.

(b) The Company filed a Form 8-K on November 3, 1995, reporting a change in the Company's Certifying Accountant. The Form 8-K did not include any financial statements.

                                                               AUDIT







































                                                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has   duly caused this report to
be signed on its behalf by the undersigned, thereunto duly authorized.


TELS Corporation
(Registrant)

Date April 12, 1996                    By:
                                       John L. Gunter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John L. Gunter       Chairman of the Board of          April 12, 1996
                     Directors CEO and President
                    (Principal Executive Officer)


Willard H. Gardner   Director and Secretary            April 12, 1996


Stephen M. Nelson     Director, Senior             April 12, 1996
                      Executive Vice President
                      Treasurer, (Principal
                      Financial and Accounting Officer)






















                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TELS Corporation

                                         (Registrant)

April 12, 1996                           By:/s/John L. Gunter
Date                                     John L. Gunter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John L. Gunter      Chairman of the Board of       April 12, 1996
                       Directors, CEO and President
John L. Gunter         (Principal Executive Officer)

/s/Willard H. Gardner   Director and Secretary        April 12, 1996
Willard H. Gardner

/s/Stephen M. Nelson    Director, Senior              April 12, 1996
                        Executive Vice President
Stephen M. Nelson       Treasurer, (Principal
                        Financial and Accounting Officer)



(C) Exhibits

3.1 Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

3.2 By-laws, as amended, filed as Exhibit 3.2 to the Company's Registration Statement on form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

3.3 Certificate of Amendment of TEL electronics, inc. dated July 28, 1987, changing the corporation name from Tel Electronics Inc., to TEL electronics, inc., filed as exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1988, and incorporated herein by this reference.

3.4 Articles of Amendment to the Articles of Incorporation of TEL electronics, inc., dated May 25, 1989, adding Article XIII -
Director Liability, filed as exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1989, and incorporated herein by this reference.

3.5 Certificate of Amendment of TEL electronics, inc., dated July 10, 1990, changing the par value of common stock to $.02 and the authorized shares to 10,000,000, filed with the Company's form 10-K, and incorporated herein by this reference.

3.6 Certificate of Amendment of TELS Corporation, dated August 24, 1994, changing the name of the Company from TEL electronics, inc., to TELS Corporation, and increasing the number of authorized common stock to 50,000,000 shares, and authorizing the number of preferred shares of stock to 10,000,000 shares, filed as exhibit 3.6 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

10.1 1984 Executive Stock bonus Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

10.2 1984 Incentive Stock Option Plan, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

10.3 Form of 1984 Incentive Stock Option Agreement filed as Exhibit 10.3 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

10.4 1984 Non-Qualified Stock Option Plan filed as Exhibit 10.4 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

10.5 Form of 1984 Non-Qualified Stock Option Agreement filed as Exhibit 10.5 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

10.6 Form of Warrant issued to The Stuart-James Co., incorporated on
June 28, 1985, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

10.7 Warrant Agreement (including the form of warrant) between the Company and Rooney Pace dated April 4, 1984, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-18, SEC file No. 2-93915-D, and incorporated herein by this reference.

10.8 Employment Agreement between the Company and Dr. John L. Gunter dated April 1, 1988, filed as Exhibit to the Company's form 10-K, and incorporated herein by this reference.

10.9 Warrant Agreement (including the Form of Warrant) issued to Redwood Micro Cap Fund, inc. dated November 10, 1993, filed as exhibit to the Company's Registration on Form S-3, Sec File No. 2-93915-D and incorporated herein by this reference.

10.10 Employment Agreement between the Company and Dr. John L. Gunter dated March 1, 1994, filed as exhibit to the Company's 1994, form 10-K, and incorporated herein by this reference.

10.11 Employment Agreement between the Company and Stephen M. Nelson dated March 1, 1994, filed as exhibit to the Company's 1994, form 10-K, and incorporated herein by reference.

10.12 Employment Agreement between the Company and Harold Neuenswander dated March 31, 1994, filed as exhibit to the Company's 1994, form 10-K, and incorporated herein by reference.

16.1 Letter on changes in Certifying Accountant filed as Exhibit 16 to the Company's form 8-K, filedon May 4, 1995, and incorporated herein by this reference.

16.2 Letter on changes in Certifying Accountant filed as Exhibit 16 to the Company's form 8-K, filed on November 3, 1995, and incorporated herein by this reference.

22.1  Wholly owned Subsidiaries of TELS Corporation:
      TEL electronics, inc.
      MICROMEGA CORPORATION
      MedTech, Inc.
      D.J. GunTEL, Inc.
      Hash Tech, Inc.

27.1  Article 5 Financial Data Schedule for year ended December 31, 1995,
Form 10-K