Form 10-K/A
period 1995-12-31
TELS CORP
filed 1996-04-16
CIK 756767

Report of Independent Accountants


To the Shareholders and Board of Directors of TELS Corporation and Subsidiaries:

We have audited the 1995 financial statements and the 1995 financial statement schedule of TELS Corporation and Subsidiaries as listed in Item 14(a) of the Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TELS Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Salt Lake City, Utah
April 9, 1996
Independent Auditors' Report


To the Board of Directors and Shareholders
TELS Corporation:

We have audited the accompanying consolidated balance sheets of TELS Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for December 31, 1994 and 1993. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TELS Corporation and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP


Salt Lake City, Utah
March 6, 1995
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994



ASSETS                                     1995                       1994

Current assets:
Cash and cash equivalents   $28,075         $77,372
Investments                      56,617          54,150
Trade accounts receivable, less
          allowance for doubtful
 accounts of $105,788 in 1995 and
          $122,502 in 1994                   1,044,128             1,154,676
Employee and other receivables        121,863               146,696
Inventories                   1,100,044               811,065
Prepaid expenses             79,089                95,574
Deferred income taxes                 118,900                96,300
Net assets - discontinued operations  757,750               466,514
              Total current assets           3,306,466             2,902,347

Property and equipment, net                  1,087,778             1,052,273
Software development costs, net                140,080               289,673
Intangible assets, net                         279,162               346,744
Deferred income taxes                          314,850               355,013
Other assets                                   130,832                97,283
                                           $ 5,259,168           $ 5,043,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable           $    313,002           $   367,706
Accrued expenses            382,016             339,814
Accrued vacation            115,404              43,638
Current portion of long-term debt   1,283,962               777,615
Deposits and advances                 115,582                58,790
     Total current liabilities      2,209,966             1,587,563
Long-term debt, less current portion           346,195               463,712

Commitments and contingencies (Notes 7 and 13)

Stockholders' equity
      Common stock, $.02 par value,
          Authorized 10,000,000 shares;
          issued and outstanding 3,892,274
          shares in 1995 and 3,677,800 shares
          in 1994                              77,825               73,556
Additional paid-in capital                    4,231,567            4,014,909
Accumulated deficit                          (1,495,210)            (964,732)
Deferred compensation                          (111,175)            (131,675)
Stockholders' equity                          2,703,007            2,992,058
                                            $ 5,259,168          $ 5,043,333

                 CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 1995, 1994 and 1993

                                        1995             1994           1993
Net sales                         $7,826,114        $6,275,779    $2,495,648
Cost of goods sold                 3,870,004         2,300,232       715,046
Gross profit                       3,956,110         3,975,547     1,780,602

Research and development expenses    362,698           255,804       225,188
Selling, general and
administrative expenses            3,666,076         3,030,423     1,818,139
     Operating income (loss)         (72,664)          689,320      (262,725)

Other income (expense):
     Interest income                   6,876            24,919        13,320
     Interest expense                (36,193)         (102,105)      (51,810)
     Other, net                       73,897             2,723         1,326
                                      44,580           (74,463)      (37,164)
Income (loss) from continuing
operations before income tax
benefit (provision)                  (28,084)           614,857     (299,889)
Income tax benefit (provision)        17,563            (54,666)      (7,017)
Income (loss) from continuing
 operations                  (10,521)         560,191     (306,906)

Discontinued operations (Note 15):
 Loss from discontinued operations
  (less applicable income tax benefit
   of $168,464, $69,051 and $45,017,
   respectively)                     (327,018)        (133,951)      (87,385)
Loss on disposal of
discontinued operations including
provision of $294,158 for operating
losses during phase-out period
(less applicable income tax benefit
of $99,393 in 1995)                   (192,939)              -           -
Loss from discontinued operations     (519,957)       (133,951)      (87,385)
Income (loss) before cumulative
effect of change in accounting
principle                   (530,478)        426,240      (394,291)
Cumulative effect at January 1,
1993 of changein accounting for
income taxes                               -              -           384,166

     Net income (loss)               $ (530,478)     $ 426,240      $ (10,125)
Net income (loss) per common
and common equivalent share:
Income (loss) per share
from continuing operations             $   (.01)         $ .14      $    (.14)
Loss per share from
   discontinued operations                 (.13)          (.03)          (.04)
Income (loss) before cumulative
effect of change in accounting
principle                                  (.14)           .11           (.18)
Cumulative effect of change in
accounting for income taxes                  -              -             .18
Net income (loss)                      $   (.14)         $ .11        $    -

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1995, 1994 and 1993



                            Additional                Net
                    Common   paid-in   Accumulated  Deferred   Stockholders'
                     stock   capital     deficit   compensation    equity
Balances at
December 31, 1992  $34,266  $2,764,857 $(1,380,847)   $  -      $1,418,276
Net loss               -         -         (10,125)      -         (10,125)
Grant of 513,000
shares for stock
bonuses             10,260     220,590        -      (202,500)      28,350
Issuance of 30,000
shares for Computer
Express acquisition    600      31,350        -           -         31,950
Issuance of 600,000
shares upon exercise
of warrants, net of
expenses            12,000     355,457        -           -        367,457
Balances at
December 31, 1993   57,126   3,372,254   (1,390,972)  (202,500)  1,835,908
Net income              -        -          426,240       -        426,240
Amortization of
deferred
compensation            -        -             -        70,825      70,825
Issuance of 50,000
shares for Hash Tech
acquisition          1,000     106,500         -           -       107,500
Issuance of 764,500
shares upon exercise
of warrants, net of
expenses           15,290      533,145         -           -       548,435
Issuance of 7,000
shares upon
exercise of
options               140        3,010         -           -         3,150
Balances at
December 31, 1994  73,556      014,909   (964,732)   (131,675)   2,992,058
Net loss               -            -    (530,478)         -      (530,478)
Amortization of
deferred
compensation    -         --       40,500       40,500
Grant of 58,974
shares for stock
bonuses             1,159       71,608        -       (20,000)      52,767
Issuance of
135,500 shares
upon exercise of
warrants, net of
expenses            2,710      132,790        -           -        135,500
Issuance of
20,000 shares
upon exercise of
options               400       12,260        -           -         12,660

Balances at
December 31, 1995 $ 77,825  $4,231,567  $(1,495,210) $ (111,175) $2,703,007

             CONSOLIDATED STATEMENT OF CASH FLOWS
         for the years ended December 31, 1995, 1994 and 1993


                              1995                1994                1993
Cash flows from
operating activities:
Net income (loss)        $(530,478)           $ 426,240         $  (10,125)
Adjustments to reconcile
net income (loss)
to net cash provided
by (used in)
operating activities:
  Depreciation and
  amortization             544,307              384,906            225,317
  Impairment of assets     172,253                 -                  -
  Deferred income taxes     17,563              (24,666)          (426,647)

  Stock bonuses and
  amortization of
  deferred compensation     93,267               70,825             28,350
  Loss on disposal
   of equipment             (1,864)              (1,885)               -
  Changes in operating
  assets and liabilities:
     Receivables           135,381             (306,948)           216,036
  Inventories             (288,979)            (146,860)           119,215

Prepaid expenses,
deposits and advances       73,277              (38,985)                57

Trade accounts payable
and accrued expenses        59,264              170,380           (340,687)

Other assets and
liabilities               (104,082)             (19,512)            18,609

Noncash charges and
working capital changes
of discontinued
operations                (204,447)              (4,797)          (144,053)
Net cash provided by
(used in) operating
activities                 (34,538)             508,698           (313,928)

Cash flows from
investing activities:
Net purchase of
investments                (2,467)               (2,046)           116,448
Capital expenditures     (264,846)             (152,488)          (144,826)
Proceeds from disposal
of equipment         9,200                 7,650               -
Software
development costs        (118,321)              (72,155)          (85,116)
Net cash paid for
purchase of assets of
Computer Express             -     -             (74,200)
Net cash paid for
purchase of assets
of Micro Station             -                   (1,471)              -
Net cash paid for
purchase of assets
of Hash Tech                 -                 (173,823)              -
Net cash used in
investing activities     (376,434)             (394,333)         (187,694)
Cash flows from
financing activities:
Net borrowings under
line of credit
agreement                 518,244               (81,127)          (29,125)
Proceeds from
long-term debt               -                     -              674,799
Principal payments
on long-term debt        (217,940)             (608,133)         (344,416)
Proceeds from issuance
of common stock           148,160               551,585           367,457
Financing activities
of discontinued
operations                  4,050                  -                 -

Net cash provided by
(used in) financing
activities                452,514              (137,675)          668,715

              - Continued -

         CONSOLIDATED STATEMENT OF CASH FLOWS, Continued for the years ended December 31, 1995, 1994 and 1993



                             1995              1994               1993
Net increase (decrease)
in cash and cash
equivalents              $  41,542         $ (23,310)           $ 167,093
Cash and cash
equivalents at
beginning of year          172,399           195,709               28,616

Cash and cash
equivalents at
end of year
  Continuing operations     28,075            77,372              151,039
  Discontinued operations  185,866            95,027               44,670
Total cash and cash
equivalents at
end of year              $ 213,941         $ 172,399            $ 195,709


Supplemental
disclosure of cash
flow information:

Cash paid during the
year for interest        $ 114,434         $ 127,108             $ 72,826

Supplemental schedule
of noncash investing
and financing
activities:
  Acquisition of
  equipment for
  capital lease
  obligations            $  83,126              -                     -
Long-term debt
issued to acquire
equipment                    5,400              -                     -

During 1994, the Company acquired Hash Tech, Inc. and Micro Station, Inc. for a net cash payment of $175,294. The fair value of assets acquired and liabilities assumed in conjunction with these acquisitions were as follows:

Current assets                 $  1,021,260
Long-term assets                    610,943
Current liabilities                (919,145)
Long-term liabilities              (382,058)
Net purchase price                  331,000

Purchase price paid
with note payable and
common stock                       (135,000)

Cash acquired in acquisition        (20,706)
Net cash paid for acquisition  $    175,294

During 1993, the Company acquired Subert Electronic Service Corporation, d.b.a. Computer Express, for a net cash payment of $74,200. The fair value of assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

Current assets                 $     381,800
Long-term assets                     279,150
Current liabilities                 (354,000)
Long-term liabilities               (100,000)
Net purchase price                   206,950
Purchase price paid with
note payable and common stock       (131,950)
Cash acquired in acquisition            (800)
Net cash paid for acquisition  $      74,200


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:
     Business Information

     TELS Corporation and subsidiaries (the Company) designs, manufactures and sells telecommunications/call accounting products to hotels, motels and small businesses throughout the United States. They also provide contract production and assembly services for computer and electronics companies located mainly in California, and sell and service computer and network products for businesses located mainly in Texas.

On January 31, 1996, the Company's Board of Directors approved a plan to discontinue the Company's computer retail business which is located in Texas (see Note 15, "Discontinued Operations"). The Company's management believes that its remaining operations will generate sufficient positive cash flow in 1996 to service the Company's long-term debt and fund necessary capital expenditures.

Principles of Consolidation

The consolidated financial statements include the accounts of TELS Corporation and its 100% owned subsidiaries, DJ GunTEL (formed during 1993 as a holding company for the Company's discontinued P.C. reseller subsidiaries, Computer Express and Micro Station), Hash Tech, Medtech, Micromega, and Tel Electronics. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

Investments

Cash investments consist of certificates of deposit, stated at cost, which approximates market value.

Inventories

Raw materials are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Work-in-process and finished goods are stated at standard cost, which approximates accumulated manufacturing cost, but not in excess of market.


1.     Summary of Significant Accounting Policies, Continued:

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of cost or the present value of minimum lease payments at the inception of the lease.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Software Development Costs

The Company capitalizes costs associated with development of software that will be sold as part of its principal products. Amortization of these costs is calculated using the straight-line method over periods ranging from 24 to 36 months or the ratio of current year gross revenue to total current and anticipated gross revenues, whichever results in the greater annual amortization.

The realizability of software development costs is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections.

Intangible Assets

The Company amortizes goodwill and other intangible assets related to acquired businesses using the straight-line method over a period of 5 to 7 years. The realizability of intangible assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections.

Income Taxes

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities using applicable future tax rates.

Net Income (Loss) Per Share

Net income (loss) per common and common equivalent share is computed based on the weighted average number of shares outstanding during the period. For purposes of this computation, stock options and stock warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1995 and 1993 calculations because they are antidilutive. The weighted average number of outstanding common and common equivalent shares used in this computation was 3,838,459, 3,949,748 and 2,168,585 for 1995, 1994, and 1993, respectively.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Approximately 11% of the Company's trade accounts receivable are due from two customers in the computer production and assembly industry located in California. The Company does not anticipate the termination of these relationships.

The majority of the Company's cash and cash equivalents are held by a single financial institution in Salt Lake City, Utah which is also responsible for the Company's line of credit.

2.Inventories:

Inventories of continuing operations at December 31, 1995 and 1994 consisted of the following:

                                             1995              1994

Finished goods                           $   129,355       $  74,552
Work-in-process                              283,937         281,616
Raw materials and supplies                   746,684         507,829
Reserve for obsolete inventory               (59,932)        (52,932)

                                         $  1,100,044      $  811,065


Inventories of discontinued operations consisted of finished goods totaling $297,837 and $192,752, which is net of a reserve for obsolete inventory of $55,000 and $10,500, at December 31, 1995 and 1994, respectively.

3.  Property and Equipment:

Property and equipment of continuing operations at December 31, 1995 and 1994 consisted of the following:

                                     1995                  1994

Land                   $      35,380           $    35,380
Building and improvements         475,975442,359
Furniture and equipment         1,474,207             1,363,640
Equipment under capital lease     195,202                90,312
                                2,180,764             1,931,691
Less accumulated
depreciation and amortization  (1,092,986)             (879,418)
                              $ 1,087,778           $ 1,052,273

During the year ended December 31, 1995, the Company wrote-off equipment with a net book value of $53,253.

Property and equipment of discontinued operations at December 31, 1995 and 1994 consisted of the following:

                                   1995                      1994

Buildings and improvements    $   5,040$   5,040
Furniture and equipment          63,710                    40,922
                                 68,750                    45,962
Less accumulated depreciation
and amortization                (55,605)                  (28,273)

                              $  13,145                  $ 17,689

4.      Software Development Costs:

Capitalized software development costs at December 31, 1995 and 1994 consisted of the following:
                                  1995                      1994

Software development costs     $ 424,544                 $ 547,447
Less accumulated amortization   (284,464)                 (257,774)

                                $ 140,080               $  289,673

Amortization expense, which totalled $148,899, $127,403 and $63,136 for the years ended December 31, 1995, 1994 and 1993, respectively, is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

In accordance with its policy of evaluating impairment, the Company wrote-off software development costs with a net book value of $119,000 during the year ended December 31, 1995.


5.  Intangible Assets:

Intangible assets of continuing operations at December 31, 1995 and 1994 consisted of the following:
                                      1995                  1994
Non-compete agreements            $ 308,000              $ 299,000
Goodwill                             56,041                 56,041
Organizational costs                 41,398                 41,398
Other                                 9,715                  4,955

Less accumulated amortization      (135,992)               (54,650)
                                  $ 279,162 $ 346,744


Intangible assets of discontinued operations at December 31, 1995 and 1994 consisted of the following:
                                     1995                    1994
Non-compete agreements            $ 34,167                 $112,000
Goodwill                             8,053                   30,900
Organizational costs                   226                    1,000
Customer list                       18,100                   53,000
Trademarks                           6,786                   30,000

Less accumulated amortization      (66,332)                 (64,748)
                                  $  1,000                $ 162,152

In accordance with its policy of evaluating impairment, the Company wrote-off $107,256 of intangible assets related to discontinued operations during the year ended December 31, 1995.
6.    Long-term Debt:

Long-term debt related to continuing operations at December 31, 1995 and 1994, the carrying value of which approximates fair value, consisted of the following:

                                                 1995               1994


Revolving line of credit payable to a bank,
bearing interest at the bank's index rate
plus 1.0% (9.5% at December 31, 1995),
interest due monthly, principal due June 1996,
collateralized by trade accounts receivable
and inventories.                                $ 1,080,989     $     -

Revolving line of credit payable to a bank, bearing interest at the bank's index rate plus 2.5% (11% at December 31, 1994), interest due monthly, paid in full June 1995, collateralized by trade accounts receivable, inventories and a personal guarantee by the Company's president.- 556,569

Revolving line of credit payable to a commercial
financial institution, bearing interest at prime
plus 3.0% (11.5% at December 31, 1994), paid
in full January 1995.  Collateralized by trade
accounts receivable and inventories.                    -            6,176

Mortgage note payable to a bank in monthly install-
ments of $3,063, including interest at the bank's
index rate plus 1.5% (10% at December 31, 1995),
final payment of $184,898 due May 1998;
collateralized by real property.                     269,500       306,250

Note payable under noncompete agreement,
payable in quarterly principal installments
of $4,833, plus accrued interest at 7%,
remaining principal due July 1996.       19,333        29,000

Note payable under noncompete agreement,
payable in quarterly principal installments
of $8,333, plus accrued interest at 7%,
remaining principal due July 1996.                    33,333        50,000

                                                       1995          1994

Installment note payable to a bank in 36
monthly principal payments of $2,500,
plus accrued interest at a variable rate
(10% at December 31, 1995), final payment
due April 1996; collateralized by equipment.       $   7,500     $  37,500

Installment note payable to a corporation
in monthly installments of $335 through
January 1999, plus accrued interest at 7.9%,
collateralized by an automobile.                      10,655        13,705

Note payable under noncompete agreement,
payable in quarterly principal installments
of $1,000, through April 1997.                         7,000         9,000

Note payable under noncompete agreement
payable in (a) monthly installments of
$2,000, final payment due March 1995
and (b) quarterly installments of $15,000,
final payment due July 1997.                 75,000        156,000

Capital leases for equipment (Note 7)                126,847         77,127

Total long-term debt                               1,630,157      1,241,327
Less current portion                              (1,283,962)      (777,615)

Long-term debt, less current portion              $  346,195     $  463,712

The Company's revolving line of credit contains various covenants and restrictions that specify the Company maintain specified ratios or minimum financial amounts with regard to current ratio, tangible net worth, and earnings. As of December 31, 1995 the Company was in compliance with all debt covenants or had obtained the appropriate waivers from the lending institution. The Company does not expect to be in compliance with these covenants as of March 31, 1996. The Company will not pursue the appropriate waivers for expected covenant violations subsequent to December 31, 1995 from the lending institution because the Company expects to refinance this line of credit by entering into a new line of credit or renewing the existing line, with similar terms, with the current lender. If the Company is unable to obtain a new line of credit with this lender, it will seek alternative sources of debt or equity to repay this obligation.
6.     Long-term Debt,
Continued:

The aggregate principal maturities of long-term debt excluding capital leases, for the years following December 31, 1995 are as follows:

Year ending December 31:
           1996                           $1,241,156
           1997                               58,321
           1998                              203,833

Long-term debt relating to discontinued operations at December 31, 1995 and 1994 consisted of the following:
                                          1995              1994

Note payable to a corporation,
payable in monthly installments
of $450 through September 1996.          $4,050         $     -


7.    Leases:

Continuing Operations

The Company is obligated under capital leases for machinery and equipment that expire between August 1997 and December 1999. At December 31, 1995 and 1994, the gross amount of machinery, equipment and related accumulated amortization recorded under capital leases were as follows:

                                        1995                  1994

Equipment under capital lease$195,202   $ 90,312
Less accumulated amortization         (76,767)               (9,031)

                                     $118,435              $ 81,281

The Company leases office space and equipment under noncancelable operating lease agreements. Rent expense charged to continuing operations was $189,967, $102,462, and $44,211 for the years ended December 31, 1995, 1994, and 1993, respectively. Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995 are:

7.    Leases, Continued:

                                            Capital         Operating
                                            leases            lease
Year ending December 31:
1996                           $   61,576          $ 198,642
1997                               56,024199,697
1998                               23,452180,341
         1999                               18,662            160,072
2000                                2,711             45,610

Total minimum lease payments               162,425          $ 784,362

Less amount representing interest
(at rates ranging from 5.5% to 20%)        (35,578)

Present value of net minimum
capital lease payments                     126,847

Less current installments of
obligations under capital leases           (42,806)

Obligations under capital leases,
excluding current installments           $  84,041

Discontinued Operations

The Company's discontinued subsidiaries have noncancellable operating leases, primarily for equipment, that are in effect through 1996. At December 31, 1995, minimum rental payments due under noncancellable operating leases are $7,500.

Rental expense charged to discontinued operations was $53,564, $38,944 and $14,224 for the years ended December 31, 1995, 1994 and 1993, respectively.


8.      Income Taxes:

Income tax benefit (expense) attributable to income from continuing operations consists of:

                                  1995         1994          1993

Current:
Federal          $    -        $  (10,000)     $    -
State               -       (20,000)          -
                                 -           (30,000)          -
Deferred:
Federal             10,832        (19,733)       (6,117)
State                  6,731         (4,933)         (900)
                               17,563        (24,666)       (7,017)

        Total               $  17,563     $  (54,666)     $ (7,017)


The income tax expense attributable to income from continuing operations differs from the expected tax benefit (expense) computed by applying the U.S. federal corporate income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                     1995           1994           1993

Computed expected tax benefit
(expense)                         $  9,549     $(209,051)      $ 101,962
Increase (decrease) in
income taxes resulting from:
Change in valuation allowance       35,963       193,554        (152,474)
Graduated rate effect                  -           1,900               -
Effect of tax credits               (4,039)       (4,760)              -
Officers' life insurance      (1,945)       (1,945)              -
State income taxes, net of
federal income tax benefit          (3,253)       (7,340)          13,807
Other, net                         (18,712)      (27,024)          29,688

Total income tax expense          $ 17,563     $ (54,666)      $   (7,017)


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1995 and 1994, are presented below:

Continuing operations
                                     1995           1994
Deferred tax assets:
   Deferred revenue         $   -    $  10,800
   Accounts receivable       40,300         41,000
   Inventories                      34,700         19,800
   Accrued liabilities              43,900         24,700
   Intangible assets                27,100         41,300
   General business tax credits    124,500        138,500
   AMT tax credit                    4,000           -
   Jobs credit                       4,400           -
   Net operating loss
     carryforwards                 338,000        311,000
     Deferred tax assets           616,900        587,100
     Less valuation allowance     (128,850)       (92,887)
     Total deferred tax assets     488,050        494,213

Deferred tax liability:
   Property and equipment          (54,300)       (42,900)

Net deferred tax asset           $ 433,750      $ 451,313

Discontinued operations
                                    1995            1994
Deferred tax assets:
   Accounts receivable          $    9,400      $   7,800
   Inventories                       8,200          3,800
   Accrued liabilities              10,300          4,700
   Intangible assets                 6,400          7,900
   Accrued loss on
     discontinued operations       119,070             -
  Net operating loss
     carryforward                  168,464             -

Total deferred tax assets          321,834         24,200
Deferred tax liability:
Property and equipment             (12,700)        (8,200)

Net deferred tax asset         $   309,134      $  16,000

The net deferred tax asset as of December 31, 1995 and 1994 is reflected in the consolidated balance sheet as follows:

Continuing operations
                                     1995            1994

Current deferred tax asset       $ 118,900       $  96,300
Long-term deferred tax asset       314,850         355,013

                                 $  33,750       $ 451,313


Discontinued operations

                                        1995            1994

Current deferred tax asset           $315,434      $  16,300
Long-term deferred tax liability       (6,300)          (300)

                                      $309,134     $  16,000


Based on the level of current taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be realized, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets in the future, net of the existing valuation allowance.


As of December 31, 1995, the Company has net operating loss carryforwards, investment tax credit carryforwards and research and experimentation credit carryforwards for federal income tax purposes which expire as follows:

                                                             Research and
                   Net              Investment             experimentation
Expiration    operating loss        tax credit                 credit
date           carryforwards       carryforwards            carryforwards

1996          $      -              $    500             $         -
1997                 -                 3,000                   16,000
1998                 -                 1,500                   13,000
1999                 -                 1,800                    1,000
2000                 -                 6,200                       -
2001              486,000                -                      6,000
2002                 -            -                     14,500
2003                 -                   -                     21,500
2004                 -                   -                     19,000
2005               62,000                -                         -
2006                 -                   -                     10,000
2007                6,000                -                     10,500
2008              391,500                -                          -
2009                3,500                -                          -
2010              540,600                -                          -

               $1,489,600            $13,000                 $111,500



9.    Capital Stock:

Stock Option and Bonus Plans

On June 7, 1993, the Board of Directors approved the 1993 TELS Corporation Stock Option and Incentive Plan (the 1993 Plan) which replaced the Company's 1984 Stock Option and Bonus Plan (the 1984 Plan). The Company had reserved 1,237,500 shares of its common stock for issuance under the 1984 Plan, of which 247,750 remained available for grant. The Company will not make any further grants under the 1984 Plan. Under the 1993 Plan, as amended on June 6, 1994, the maximum number of shares issuable to employees, nonemployees, and consultants totals 2,000,000 shares. The exercise price of options granted is not less than the fair market value on the date of grant as determined by the Compensation Committee (Committee) appointed by the Board of Directors. The options become exercisable over a three-year period, in equal annual increments beginning one year after the date of grant, and expire ten years after the date of grant.

On June 6, 1994, the Board of Directors also approved the TELS Corporation 1994 Outside Directors Stock Option Plan (the Director Plan) for which 500,000 shares of the Company's common stock have been reserved. Under the Director Plan, nonemployee directors may be granted stock options pursuant to an automatic and nondiscretionary grant mechanism. Options granted under this plan fully vest upon the six month anniversary of receipt and may be exercised at any time during the period beginning six months after the date of grant, and ending ten years after the date of grant. The exercise price of the options granted is the fair market value on the date of grant.

A summary of activity related to stock options is indicated in the following table:

                               1995                         1994
                         Number                     Number
                           ofExercise       of         Exercise
                        shares      price          shares         price

Options outstanding
at beginning of
period                 897,500   $ .45-1.72        616,000      $.45

Options granted        241,000    1.19-1.39        404,000       .69-1.72
Options exercised      (20,000)    .45-1.06         (7,000)      .45
Options canceled      (243,000)    .45-1.72       (115,500)      .45

Options outstanding
at end of year         875,500   $ .45-1.59        897,500      $.45-1.72


At December 31, 1995, 1,298,151 shares of the Company's common stock are authorized for issuance under the stock option and bonus plans, and options to acquire 517,268 shares are exercisable.


In May 1995, the Company granted stock bonuses aggregating 48,000 common shares to three outside directors of the Company. Shares granted to one of the directors were fully vested on the date of the grant. Shares granted to the other two directors vested equally over two years, beginning on the date of the grant. Compensation expense of $40,000 was recognized in 1995 with respect to this grant, and additional compensation of $20,000 was deferred until 1996. Also, in August of 1995 the Company granted stock bonuses aggregating 10,974 common shares to key officers and managers of the Company for which compensation expense of $12,767 was recorded in the Consolidated Statement of Operations.

In April 1993, the Company granted stock bonuses aggregating 63,000 common shares to certain directors and employees of the Company for which compensation in the amount of $28,350 was recorded in the Consolidated Statement of Operations. Grants were also made to officers totaling 450,000 shares that vest over a five-year period commencing in 1994. Compensation expense of $40,500 and $70,825 was recognized in 1995 and 1994, respectively, with respect to this grant. The remaining expense will be recognized over the vesting period.

10.    Related Party Transactions:

Included in employee and other receivables at December 31, 1995 and 1994, is a $39,302 uncollateralized note receivable due from the President of the Company. The note bears interest at eight percent and is due on demand.

Included in employee and other receivables at December 31, 1995 and 1994, are expense advances to the President of the Company of $32,229 and $37,321, respectively, and expense advances to the Senior Executive Vice President of $23,219 and $25,424, respectively. These expense advances bear no interest and are due on demand.

Also included in employee and other receivables are two notes due from TEL Leasing, a related party in which TELS Corporation's Senior Executive Vice President serves as general partner. The combined outstanding balance of these notes at December 31, 1995 and 1994 was $15,103 and $26,014, respectively. These notes bear interest at nine percent and are due in 1996.

Included in selling general and administrative expense are payments totaling $12,756 in 1995 and $18,806 in 1994 to the President of the Company for the Company's use of vehicles and property owned by the President.

11.     Employees' Profit Sharing Plan:

The Company has an employees' profit sharing plan covering substantially all employees who have attained age 21 with service in excess of six months. The plan provides for Company contributions at the discretion of the Board of Directors. Company contributions begin vesting after the first full year in which eligible employees complete 501 hours of service, with full vesting occurring after seven years. Contributions to the plan during the year ended December 31, 1995, 1994 and 1993 totaled $15,000, $21,000 and $10,000, respectively.


12.    Acquisitions:

On May 20, 1993, the Company acquired the assets and assumed the liabilities of Subert Electronic Service Corporation, d.b.a. Computer Express (Computer Express). Computer Express is based in Dallas, Texas and is a value-added reseller of computer equipment, personal computer networks, and related services. The Company paid $75,000 in cash and issued a promissory note of $100,000 for the acquired net assets. In addition, the Company issued Computer Express 30,000 shares of restricted common stock and 20,000 common stock options valued at $31,950. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of Computer Express have been included in the Company's consolidated financial statements from the date of acquisition (see Note 15).

On March 1, 1994, the Company acquired the assets and assumed the liabilities of Micro Station, Inc. (Micro Station). Micro Station is a computer systems integrator located in San Antonio, Texas. The Company issued Micro Station 80,000 options to purchase shares of the Company's restricted common stock at the fair market value of shares on the date of grant, and a $27,500 promissory note payable as settlement of the purchase price. In addition, the Company entered into a $12,000 noncompete agreement with the former President of Micro Station to be paid in quarterly payments of $1,000 beginning June 30, 1994. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of Micro Station have been included in the Company's consolidated financial statements from the date of acquisition (see Note 15).

On April 1, 1994, the Company acquired the assets and assumed the liabilities of Hash Tech, Inc. (Hash Tech). Hash Tech is based in Santa Clara, California and offers full service turnkey or consignment contract manufacturing of printed circuit boards. The Company paid $196,000 in cash and issued 50,000 shares of the Company's restricted common stock for the net assets of Hash Tech. In addition, the Company entered into a $299,000 noncompete agreement with Hash Tech's former owners to be paid as follows:
an initial payment of $95,000, twelve monthly payments of $2,000 beginning April 1, 1994, and twelve quarterly payments of $15,000 beginning July 1, 1994. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of Hash Tech have been included in the Company's consolidated financial statements from the date of acquisition.

13.    Contingencies:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.


14.   Segment Information:

Substantially all of the Company's continuing operations are in telecommunications and contract computer production and assembly. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated statement of operations, and intersegment sales, which are accounted for based on the estimated fair market value of the products. Intersegment sales are not material.

Operating income (loss) is total revenue less operating expenses. In computing operating income (loss), the effects of general corporate expenses, interest expense and income taxes are not included.

Identifiable assets by industry are those assets that are used in the Company's operations in each business segment. One customer, in the contract computer production and assembly industry, accounted for approximately 17% of the Company's sales in 1995. No single customer accounted for more than 10% of sales in 1994 or 1993. Corporate assets are principally fixed assets, capitalized software development costs, deferred tax assets and other assets.

Financial information by segments is as follows:

                                        1995                  1994

Net sales:
Telecommunications            $ 3,171,480           $3,852,145
Computer production
and assembly                        4,588,313            2,437,700
Corporate and other                    66,321              (14,066)
                                  $ 7,826,114          $ 6,275,779

Operating income (loss):
Telecommunications                $   900,112          $ 1,162,598
Computer production and assembly      570,086               67,685
Corporate and other                (1,542,862)            (540,963)
                                 $    (72,664)         $   689,320


                                       1995                  1994

Identifiable assets:
Telecommunications           $   829,906           $1,469,158
Computer production and assembly   1,429,594            1,283,604
Corporate and other                2,241,918            1,824,057
               $ 4,501,418          $ 4,576,819

Depreciation and
amortization expense:
Telecommunications           $   287,574          $   241,341
Computer production and assembly     139,822               93,963
Corporate and other                  116,911               49,602
                                 $   544,307           $  384,906

Capital expenditures:
Telecommunications               $    21,447           $   118,147
Computer production and assembly     141,852                 3,724
Corporate and other                  101,547                30,617
                                 $   264,846            $  152,488

No segment information for 1993 is presented because the Company only operated in the telecommunications industry prior to the acquisition of Hash Tech on April 1, 1994.

15.   Discontinued Operations:

The Company's product and marketing strategies were refocused in January 1996, on marketing its core business products through its existing dealer channels, and the Company has withdrawn from its efforts to add a second P.C. distribution channel, by the divestiture of its P.C. reseller division. Accordingly, subsequent to December 31, 1995 the Company formalized a plan to discontinue the operations of Computer Express and Micro Station. On April 3, 1996, the Company entered into an agreement to sell the net assets of Micro Station to a former employee for a $60,792 note (the Note). The Note is collateralized by a security agreement covering non-real property and bears interest at 12%. One-third of the purchase price is due and payable 30 days from the contract date, one-third is due and payable 60 days from the contract date and the remaining amount due and payable 80 days from the contract date.

During the first quarter of 1996, substantially all assets of Computer Express were liquidated for cash proceeds of approximately $682,000. Substantially all remaining liabilities were paid from such proceeds.

The results for the P.C. reseller subsidiaries have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the equity of the discontinued operations) are as follows:

                                        As ofAs of
                   December 31,        December 31,
                                        1995                1994

Assets:
  Current assets:
  Cash and cash equivalents          $   185,866        $   95,027
  Accounts receivable                    247,973           252,514
  Employee and other receivables  26,974            23,369
  Inventories                            297,837           192,752
  Deferred income taxes                  315,434            16,300
  Prepaid expenses                       168,121             4,989

Total current assets                   1,242,205           584,951

Net property, plant and equipment         13,145            17,689
Other noncurrent assets                    9,741           170,067

Total assets                         $ 1,265,091         $ 772,707


                                         As of              As of
                                      December 31,        December 31,
                                         1995                1994

Liabilities:

Current liabilities:
Accounts payable                     $  (92,070)           $(256,586)
Accrued expenses                        (96,955)             (21,851)
Accrued vacation                        (11,201)              (7,204)
Deposits and advances                    (4,433)             (20,252)
Accrued loss on disposal               (292,332)                 -
Current portion of long-term debt        (4,050)                 -
Total current liabilities              (501,041)            (305,893)

Deferred income taxes                    (6,300)                (300)

Total liabilities                      (507,341)            (306,193)

Net assets - discontinued operations  $ 757,750            $ 466,514

Revenues of the discontinued operations were $3,312,300, $2,916,231 and $1,770,861 for the years ended December 31, 1995, 1994 and 1993, respectively.

               TELS CORPORATION, INC. AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS
                      (of Continuing Operations)
             Years ended December 31, 1995, 1994 and 1993

                                              Other
                                            Additions
                                 Additions  reserves   Deductions
                      Balance,   charged to   from      doubtful    Balance,
Allowance for         beginning  costs and  acquired    accounts     end of
doubtful receivables  of year    expenses   companies  written off    year

Years ended December 31:
1995               $  122,502   $13,331     $ -        $30,045     $105,788
1994               $   59,930   $65,242     $19,032    $21,702     $122,502
1993               $   49,352   $10,578     $-         $-          $59,930

Warranty reserve
Years ended December 31:
1995               $10,000      $ 7,976     $ -         $-         $17,976
1994               $16,752      $ -         $-          $6,752     $10,000
1993               $10,000      $6,752      $ -         $-         $16,752

Inventory reserve
Years ended December 31:
1995               $52,932       $7,000      $-         $ -        $59,932
1994               $6,500        $46,432     $-         $ -        $52,932
1993               $6,500        $-          $-         $-         $ 6,500