Form 10-Q
period 1996-03-31
TELS CORP
filed 1996-05-15
CIK 756767

                             SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                          FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1996             File No.              0-12993




                                    TELS  Corporation

                  (Exact name of registrant as specified in its charter)



               Utah                          87-0373840

(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)



406 West South Jordan Parkway, Suite 250, South Jordan, Utah 84095

(Address of principal executive offices)                    Zip Code



Registrant's telephone number, including area code            (801) 571-1182

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      YES     [X]   NO [ ]




Shares of common stock outstanding on April 30, 1996        3,891,319

                                               TELS Corporation


                                                      INDEX

PART I. FINANCIAL INFORMATION                                              Page



      Consolidated Balance Sheets -- March 31, 1996, and December 31, 1995     3

      Consolidated Statements of Operations -- Three Months Ended
                March 31, 1996, and 1995, respectively                         4

      Consolidated Statements of Cash Flows -- Three Months Ended
                March 31, 1996, and 1995, respectively                         5

      Notes to Consolidated Financial Statements                               6

      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7,8


PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                    10

                                  TELS Corporation

                             Consolidated Balance Sheets

                                                             March 31,          December 31,
                                                               1996               1995
                                                            (Unaudited)          Audited
                                                            -----------         ------------
                  Assets
                 -------
Current Assets
      Cash and cash equivalents                              $   76,842        $   28,075
      Cash Investments                                           58,476            56,617
      Trade Accounts receivable, less allowance for
        doubtful receivable of $117,052 and
        $105,788 respectively                                 1,165,607         1,044,128
      Employee and other receivables                            121,844           121,863
      Inventories                                             1,010,764         1,100,044
      Prepaid expenses                                          129,801            79,089
      Deferred income taxes                                     144,798           118,900
      Net assets - discontinued operations                      407,686           757,750
                                                             ----------        ----------

           Total current assets                               3,115,818         3,306,466
                                                             ----------        ----------

Property, plant and equipment, net                            1,088,462         1,087,778
Software development costs, net                                 133,110           140,080
Intangible assets, net                                          253,038           279,162
Deferred income taxes                                           322,471           314,850
Other assets                                                    143,591           130,832
                                                             ----------        ----------
                                                             $5,056,490        $5,259,168
                                                             ==========        ==========

           Liabilities and Stockholders' Equity
          --------------------------------------
Current Liabilities
      Current portion of long-term debt                       1,346,176         1,283,962
      Trade accounts payable                                    325,639           313,002
      Accrued expenses                                          198,838           382,016
      Accrued vacation                                          114,518           115,404
      Deposits and advances                                      88,570           115,582
                                                             ----------        ----------

           Total current liabilities                          2,073,741         2,209,966
                                                             ----------        ----------

Long-term debt, excluding current installments                  332,242           346,195

Stockholders' equity
      Common stock, $.02 par value.  Authorized
      10,000,000 shares; issued and outstanding
      3,891,319 and 3,892,274 respectively                       77,825            77,825
      Additional paid-in capital                              4,231,567         4,231,567
      Accumulated deficit                                    (1,562,885)       (1,495,210)
      Deferred Compensation                                     (96,000)         (111,175)
                                                             ----------        ----------
           Net stockholders' equity                           2,650,507         2,703,007
                                                             ----------        ----------
                                                             $5,056,490        $5,259,168
                                                             ==========        ==========




                   See accompanying notes to financial statements.

                                TELS Corporation

                       Consolidated Statements of Operations

                                   (Unaudited)

                                                            Three months ended
                                                                   March 31,
                                                           --------------------

                                                           1996             1995
                                                          ------           ------

Net sales                                            $  1,839,006        $  2,196,551
Cost of goods sold                                      1,157,863             949,408
                                                     ------------        ------------
           Gross profit                                   681,143           1,247,143

Research and development expenses                          44,106              65,737
Selling, general and administrative expenses              726,166             910,378
                                                     ------------        ------------

           Operating income (loss)                        (89,129)            271,028

Other income (deductions):
      Interest income                                       3,301               4,574
      Interest expense                                    (20,259)            (18,844)
      Other                                                 6,438               4,411
                                                     ------------       -------------
           Net Other                                      (10,520)             (9,859)
                                                     ------------       -------------

           Income (loss) from continuing operations
           before income tax benefit (provision)          (99,649)            261,169

Income tax benefit, (provision)                            31,974             (20,899)
                                                     ------------       -------------

Net Income (loss) from continuing operations         $    (67,675)      $     240,270

Loss from discontinued operations (net of tax
  benefit, $13,149)                                            -              (22,872)
                                                     ------------       -------------
           Net income (loss)                         $    (67,675)      $     217,398

Net income (loss) per common and common
  equivalent share:
      From continuing operations                      $      (.02)       $         .07
      Discontinued operations                                 .00                 (.01)
                                                      -----------        -------------

           Net income (loss)                          $      (.02)       $         .06
                                                      ===========        =============




                     See accompanying notes to financial statements

                               TELS Corporation

                     Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                       -------------------------
Increase (Decrease) in Cash and Cash Equivalents                           1996               1995
- -------------------------------------------------                      ----------         ----------
Cash flows from operating activities:
      Net income (loss)                                                 $    67,675)        $   217,398
      Adjustments to reconcile net income
           to net cash provided by operating activities:
                Depreciation of plant and equipment                          73,022              51,987
                Amortization of other assets                                 21,594              18,969
                Amortization of software development costs                   22,644              54,821
                Deferred income taxes                                       (31,974)             (9,250)
                Deferred compensation                                        15,175
                Changes in operating assets and liabilities:
                       Receivables                                         (120,495)            (13,111)
                       Inventories                                           89,280             (75,640)
                       Prepaid expenses                                     (50,712)            (28,817)
                       Other assets                                          13,365             (11,202)
                       Trade accounts payable and accrued expenses         (171,427)             26,821
                       Deposits and advances                                (27,012)              3,872
                       Non cash charges and working capital changes
                         of discontinued operations                         350,064              42,437
                                                                        -----------         -----------
                          Net cash provided by operating activities         115,849             278,285
                                                                        -----------         -----------

Cash flows from investing activities:
      Capital expenditures                                                  (73,705)            (32,436)
      Software development costs                                            (15,674)            (46,088)
      Cash investments                                                        1,859                (801)
      Gain (loss) on disposal of equipment                                  (13,235)              2,000
                                                                        -----------         -----------
                         Net cash (used in) investing activities           (100,755)            (77,325)
                                                                        -----------         -----------

Cash flows from financing activities:
      Net borrowings (payments) under line of credit agreement              103,631             (36,185)
      Financing activities of discontinued operations                       (28,541)
      Principal payment on long-term debt                                   (41,417)            (74,181)
      Proceeds from issuance of common stock                                                    137,300
                                                                        -----------         -----------

             Net cash provided by financing activities                       33,673              26,934
                                                                        -----------         -----------
Net increase in cash and cash equivalents                                    48,767             227,894

Cash and cash equivalents at beginning of year                               28,075              77,372
                                                                        -----------         -----------
Cash and cash equivalents at end of quarter                             $    76,842         $   305,266
                                                                        ===========         ===========
Supplemental Disclosures of cash flow information
      Cash paid during the quarter for interest                         $    20,259         $    18,844
                                                                        ===========         ===========

                    See accompanying notes to financial statements

                               TELS Corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------
      The financial statements for the three months ended March 31, 1996 and 1995, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented. The financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1995 and 1994 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

      The results for the three months ended March 31, 1996, are not necessarily indicative of the results for the year ending December 31, 1996.

2.    Earnings Per Share
      ------------------
      Earnings per common and common equivalent share is computed based on the weighted average number of shares outstanding. For purposes of this computation, stock options and warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1996 calculation because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,319 and 3,971,351, respectively, for the three months ended March 31, 1996 and 1995.

3.    Consolidated Financial Statements
      ---------------------------------
      For the quarter ended March 31, 1996, all material intercompany accounts and transactions have been eliminated in consolidation.

4.    Impact of Recently Adopted Accounting Standards
      -----------------------------------------------
      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, the Company has reviewed its long-lived assets for the period ending March 31, 1996, and has determined that the impact of SFAS 121 is not material and that an adjustment is not required at this time.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and has elected to report the effects of SFAS 123 under the disclosure method. SFAS 123 defines a fair value method of accounting for employee stock options and requires pro forma net income and earnings per share disclosure. The Company has applied the "Black Scholes Option Pricing Model" to value all options issued in 1995 and 1996, and determined that the applicable amounts do not materially affect net income or earnings per share for the periods ended March 31, 1996 and 1995.

                                   TELS Corporation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continuing Operations 1996
- --------------------------
      Consolidated net sales for the first quarter of 1996 decreased 16.3% to $1,839,006 from $2,196,551 for 1995. The decrease is due to reduced sales of telecommunication products by $712,261 or 60% compared to 1995 first quarter sales levels. This decrease in sales is the result of an extraordinary sales level in the first quarter of 1995, that was caused by the changes in the North American Numbering Plan ("NANP") which became effective in 1995. The decrease in sales of telecommunications products was offset somewhat by increased sales in the manufacturing sector of $297,363 or 28% for the first quarter, due to increased economic activity and corporate outsourcing mainly in the Silicon Valley area of California.

      Gross profit decreased to $681,143, a reduction of $566,000 when compared to gross profit for 1995 of $1,247,143. The gross profit margin as a percentage of sales was 37% for 1996, compared to 57% for 1995. The reduction in the gross profit margin as a percent of sales is due to the decreased sales of telecommunications products which represented 54% of total sales in 1995, compared to 25% of total sales in 1996.

      The Company reduced its expenses in research and development due to lower telecommunications products sales. For the first quarter of 1996, total research and development expenditures were $44,106. Of this amount, $21,462 represented current expense, $22,644 represented amortization of previously capitalized software development costs. Management of the Company believes that it will be necessary to increase its level of research and development later in 1996 to take advantage of technology changes which are expected to develop.

      Selling, general and administrative expenses were $726,166 for the first quarter of 1996, compared to $910,378 for the first quarter of 1995. This decrease of $184,212 or 20% in 1996 is mainly due to the expense reductions implemented by management of the Company as a result of lower sales activity in the first quarter of 1996. As a percentage of net sales, administrative expenses were 39.5% for 1996, and 41.4% for 1995. Management believes that it may be necessary to continue to reduce administrative expenses until such time that sales activities warrant any expansion and/or growth.

      The Company reported a consolidated net loss from continuing operations for the first quarter of 1996 of $99,649 or $.02 per share. This is a significant decrease when compared to the first quarter net income of $240,370 or $.06 per share for 1995. This unfavorable decrease in net income can be attributed to the decreased sales levels of telecommunications products and the discontinued operations.

Discontinuted Operations 1996

      The Company discontinued its P.C. reseller businesses located in Texas during the first quarter of 1996. Accordingly, the Company recorded an estimated liability of $292,000 at December 31, 1995, to account for the estimated losses which were to occur on discontinuance. As of March 31, 1996, the Company had used approximately $250,000 of this estimated loss on discontinuance, and expects that any future losses will be absorbed by the remaining estimate established in December, 1995.

Continuing Operations 1995

      Consolidated net sales for the first quarter of 1995 of $2,196,551 showed an increase of $1,431,354 when compared with net sales of $765,197 for the first quarter of 1994. The increase in net sales was principally due to increases in sales of call accounting products of 39%. The increases in sales of call accounting products was mainly precipitated by the upgrading and replacement of many systems in preparation for the changes in the North American Dialing Patterns which took effect in 1995. In the first quarter of 1995, the Company also benefitted from sales generated by Hash Tech, the manufacturing sector of the Company, of $1,045,217.

      Gross profit increased to $1,247,143 or 57% of sales in the first quarter of 1995, from $578,981, or 76% of sales for the first quarter in 1994. The decrease as a percentage of sales for the first quarter of 1995, was due to the sales mix. The additional sales of Hash Tech in 1995, where the gross profit margin was 34.6% of sales, combined with the gross profit margin of 75% on the Company's telecommunications products, caused the consolidated gross profit margin to change in 1995.

                               TELS Corporation

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company continued its research and development efforts on products which bring together technological advances in the telecommunications and the computer industries. The Company spent $65,737 or 3% of sales revenues on research and development during the first quarter of 1995, compared to $69,897 or 9% of sales revenues for the first quarter of 1994.
      Selling, general and administrative expenses of $910,378 for 1995, showed an increase of $494,382 when compared to 1994, expense of $415,996. Consolidated net income from continuing operations for the first quarter of 1995 was $240,370 or $.07 per share compared to net income of $96,109 or $.04 per share, from continuing operations for the first quarter of 1994.

Discontinued Operations 1995
- ----------------------------
      In the first quarter of 1995, the Company had net sales of $784,704 for discontinued operations, compared to $667,694 in net sales for the first quarter of 1994. Discontinued operations reported a net loss of $22,872, net of a tax benefit of $13,149, for the first quarter of 1995, compared to a net loss of $44,592.

Liquidity and Capital Resources
- -------------------------------

      As of March 31, 1996, the Company reported current assets of $3,115,818, and current liabilities of $2,073,741, resulting in net working capital of $1,042,077. This is a decrease of $54,423 when compared to net working capital of $1,096,500 at December 31, 1995. Working capital contributed by the disposition of assets from discontinued operations of $350,064 was used to purchase equipment of $73,705 and for capitalized software development costs of $15,674. The Company utilized its line of credit which increased by $103,631. These borrowings were used to fund working capital needs and to reduce long term debt by $41,417. The Company discontinued the P.C. reseller operations in Texas and has substantially completed this divestiture as of March 31, 1996. The Company expects to be fully divested of these operations by the end of the second quarter of 1996. The Company believes that continuing operations will provide positive cash flows. The Company is continuing its efforts to renew its financing line with a commercial bank and also to find additional financing through debt and/or equity which will be needed to fund operations, future acquisitions and final development and marketing of new products under development and consideration. The telecommunications industry is continuing to change at a drastic pace which could limit the Company's ability to meet sales projections. In the fourth quarter of 1995 and the first quarter of 1996, the Company incurred significant losses from operations which have had an impact on working capital. The Company continues to be in violation of certain debt covenants under the terms of its loan agreements. Though the Company has obtained waivers of these violations as of December 31, 1995, the Company will not seek further waivers of these violations or expected violations in the near term because the Company expects to refinance this line of credit by entering into a new line of credit or renewing the existing line with similar terms with the current lender. If the Company is unable to obtain or renew a new line of credit with the current lending institution, it will seek alternative sources of debt and/or equity to repay this obligation. There can be no assurance that the Company will be able to arrange for new debt or equity financing on terms that will be acceptable to the Company.





                (THIS SPACE INTENTIONALLY LEFT BLANK)

                            TELS Corporation

                       PART II.  OTHER INFORMATION

(Item 6.  Exhibits and Reports on Form 8-K.)
           (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending March 31, 1996.

           (b). Reports on Form 8-K:

                 None






            (THIS SPACE INTENTIONALLY LEFT BLANK)

                             TELS Corporation

                                Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELS Corporation



Dated:  May 13, 1996                      By:  /s/ John L. Gunter
- --------------------                         --------------------
                                               John L. Gunter
                                               President and CEO


Dated:  May 13, 1996                      By:  /s/ Stephen M. Nelson
- --------------------                         -----------------------
                                               Stephen M. Nelson
                                               Executive Vice President
                                               and Chief Financial Officer

May 13, 1996



National Association of Securities Dealers, Inc.
Attn:  NASDAQ OPERATIONS
1735 K Street - N.W.
Washington, D.C.  20006

                            RE:  TELS Corporation
                             FILE NO.  0-12993

To Whom It May Concern:

On behalf of TELS Corporation, a Utah corporation ("Company"), please find enclosed herewith for filing, one (1) complete copy of the Company's
Form 10-Q, which has been manually signed. Also included are two (2) copies of Form 10-Q excluding exhibits.

Kindly acknowledge receipt and filing of the enclosed Form 10-Q by signing and returning to the undersigned the enclosed copy of this letter. A stamped, self-addressed envelope has been enclosed for your convenience.

Respectfully,


Stephen M. Nelson
Executive Vice President and
Chief Financial Officer

SMN:sm


I hereby acknowledge receipt of the above 10-Q.


     Signature                                        Date

/TEXT>