Form 10-Q
period 1996-06-30
TELS CORP
filed 1996-08-15
CIK 756767

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1996                File No. 0-12993




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


    YES      X        NO



Shares of common stock outstanding on July 31, 1996       3,899,819

                         TELS Corporation


                              INDEX


PART I. FINANCIAL INFORMATION                                             Page


    Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995      3

    Consolidated Statements of Operations -- Six and Three Months           4
         Ended June 30, 1996 and 1995,  respectively

    Consolidated Statements of Cash Flows -- Six Months Ended               5
         June 30, 1996 and 1995, respectively

    Notes to Consolidated Financial Statements                              6


    Management's Discussion and Analysis of Financial                      7,8
         Condition and Results of Operations


PART 11. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders            9

    Item 6.  Exhibits and Reports on Form 8-K                               9


SIGNATURES                                                                 10

                             TELS Corporation

                        Consolidated Balance Sheets



                                                  June 30,        December 31,
                                                    1996              1995
            Assets                              (Unaudited)         Audited
           --------                            ------------      -------------
Current Assets
    Cash and cash equivalents                  $    99,500    $    28,075
    Cash investments                                59,497         56,617
    Trade accounts receivable, less allowance
     for doubtful receivables of $100,894 and
     $105,788 respectively                         726,742      1,044,128
    Employee and other receivables                 141,645        121,863
    Inventories                                    936,791      1,100,044
    Prepaid expenses                               124,739         79,089
    Deferred income taxes                          162,253        118,900
    Net assets - discontinued operations           354,958        757,750
                                               -----------    -----------

                   Total current assets          2,606,125      3,306,466
                                               -----------    -----------

Property, plant and equipment, net               1,007,110      1,087,778
Software development costs, net                    122,960        140,080
Intangible assets, net                             238,040        279,162
Deferred income taxes                              322,471        314,850
Other assets                                       140,575        130,832
                                              ------------   ------------
                                              $  4,437,281   $  5,259,168
                                              ============   ============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current Liabilities
    Current portion of long-term debt              890,899      1,283,962
    Trade accounts payable                         217,234        313,002
    Accrued expenses                               274,353        382,016
    Accrued vacation                               117,599        115,404
    Deposits and advances                           21,182        115,582
                                              ------------   ------------

                   Total current liabilities     1,521,267      2,209,966
                                              ------------   ------------

Long-term debt, excluding current installments     267,840        346,195
                                              ------------   ------------
Stockholders' equity
    Common stock, $.02 par value. Authorized
     10,000,000 shares; issued and
     outstanding 3,892,274                         77,825         77,825
    Additional paid-in capital                   4,231,567      4,231,567
    Accumulated deficit                         (1,580,293)    (1,495,210)
    Deferred compensation                          (80,925)      (111,175)
                                              ------------   ------------

                   Net stockholders' equity      2,648,174      2,703,007
                                              ------------   ------------

                                              $  4,437,281   $  5,259,168
                                              ============   ============



              See accompanying notes to financial statements.

                            TELS Corporation

                  Consolidated Statements of Operations
                               (Unaudited)



                                  Three months ended       Six months ended
                                      June 30,                   June 30,
                                  ------------------       ------------------
                                   1996        1995         1996        1995
                                  --------    -------      -------   ---------

Net sales                        $1,692,771  $2,031,177   $3,531,777 $4,227,728

Cost of goods sold                  852,605     921,331    2,010,468  1,870,739
                                 ----------  ----------   ----------  ----------
Gross profit                        840,166   1,109,846    1,521,309  2,356,989

Research and development expenses    23,246      75,946       67,352    141,683
Selling, general and administrative
 expenses                           820,112     855,585    1,546,278  1,765,964
                                 ----------   ---------    ---------  ---------
Operating income (loss)              (3,192)    178,315      (92,321)   449,342

Other income (deductions):
     Interest income                  2,549       2,596        5,850      7,170
     Interest expense               (26,294)    (22,305)     (46,553)   (41,149)
     Other                           (1,355)     30,135        5,083     34,547
                                 ----------   ---------    ---------   --------

      Net other                     (25,100)     10,426      (35,620)       568
                                 ----------   ---------    ---------   --------

      Income (loss) from continuing
       operations before income
       tax benefit (provision)      (28,292)    188,741     (127,941)   449,910

Income tax benefit, (provision)      10,885      (9,249)      42,859    (16,999)
                                 ----------   ---------    ---------   --------

Net income (loss) from continuing
 operations                         (17,407)    179,492      (85,082)   432,911

Loss from discontinued operations
 (net of tax benefit)               (17,807)    (34,855)     (17,807)   (70,876)
                                  ---------   ---------    ---------    -------

      Net income (loss)            $(35,214)    $144,637   $(102,889)  $362,035
                                  =========   ==========   =========   ========



Net income (loss) per common and
  common equivalent share:
     From continuing operations    $   (.00)    $    .05   $    (.02)  $    .11
     Discontinued operations           (.00)        (.02)        .00       (.02)
                                   --------    ---------   ---------   --------


Net income (loss) per common and
 common equivalent share           $   (.01)    $    .03  $    (.03)   $    .09
                                   ========    =========  =========    ========


                See accompanying notes to financial statements

                                TELS Corporation

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                        Six months ended
                                                            June 30,


Increase (Decrease) in Cash and Cash Equivalents        1996           1995


Cash flows from operating activities:
    Net income (loss)                               $(102,889)      $362,035
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation of plant and equipment         156,697        107,728
          Amortization of other assets                 81,510         11,490
          Amortization of software development
           costs                                       44,726         74,564
          Deferred income taxes                        50,974         17,000
          Deferred compensation                        30,250         16,250
          Changes in operating assets and
            liabilities:
              Receivables                             297,604        167,905
              Inventories                             163,252        (53,423)
              Prepaid expenses                        (45,650)        12,662
              Other assets                             31,379
              Trade accounts payable and
               accrued expenses                      (201,236)        32,232
              Deposits and advances                   (94,400)        26,340
              Non cash charges and working
               capital changes of discontinued
               operations                             420,599        179,072
                                                    ---------       --------
                Net cash provided by operating
                 activities                           832,816        953,855
                                                   ----------       --------
Cash flows from investing activities:
    Capital expenditures                              (76,029)      (121,460)
    Software development costs                        (27,606)       (81,990)
    Cash investments                                    2,880          1,773
    Gain (loss) on disposal of equipment              (29,480)
                                                   ----------     ----------
         Net cash used in investing activities       (130,235)      (201,677)
                                                   ----------     ----------

Cash flows from financing activities:
    Net (payments) under line of credit
     agreement                                       (336,646)      (551,223)
    Financing activities of discontinued
     operations                                      (159,738)      (134,669)
    Principal payment on long-term debt              (134,772)       (94,304)
    Proceeds from issuance of common stock                           145,500
                                                    ---------     ----------

           Net cash used in financing activities     (631,156)      (634,696)
                                                    ---------     ----------

Net increase in cash and cash equivalents              71,425        117,482

Cash and cash equivalents at beginning of year         28,075         77,372
                                                    ---------     ----------

Cash and cash equivalents at end of quarter     $      99,500  $     194,854
                                                =============  =============

Supplemental Disclosures of cash flow information
    Cash paid year to date for interest         $      46,553  $      41,149
                                                =============  =============

              See accompanying notes to financial statements

                             TELS Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Interim Financial Statements

    The financial statements for the three and six months ended June 30, 1996 and 1995, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented. The financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1995 and 1994 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

    The results for the six months ended June 30, 1996, are not necessarily indicative of the results for the year ending December 31, 1996.

2.  Earnings Per Share

    Earnings per common and common equivalent share is computed based on the weighted average number of shares outstanding. For purposes of this computation, stock options and warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1996 calculation because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,892,274 for the three and six months ended June 30, 1996, and 4,090,460 and 4,031,055 for the three and six months ended June 30, 1995.

3.  Consolidated Financial Statements

    For the periods ended June 30, 1996, and 1995, all material intercompany accounts and transactions have been eliminated in consolidation. Inventories of continuing operations at June 30, 1996 and December 31, 1995 consisted of the following:
                                                1996           1995
                                               -----          ------
         Finished goods                       $ 57,701      $ 129,355
         Work-in-process                       252,943        283,937
         Raw Materials and supplies            693,579        746,684
         Reserve for obsolete inventory        (67,432)       (59,932)
                                             ---------      ---------
                                              $936,791     $1,100,044
                                             ---------     ----------

4.  Impact of Recently Adopted Accounting Standards

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of
    Long-Lived Assets and for Long Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, the Company has reviewed its long-lived assets for the period ending June 30, 1996, and has determined that the impact of SFAS 121 is not material and that an adjustment is not required at this time.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and has elected to report the effects of SFAS 123 under the disclosure method. SFAS 123 defines a fair value method of accounting for employee stock options and requires pro forma net income and earnings per share disclosure. The Company has applied the "Black Scholes Option Pricing Model" to value all options issued in 1995 and 1996, and determined that the applicable amounts do not materially affect net income or earnings per share for the periods ended June 30, 1996 and 1995.

                             TELS Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical information contained herein, this report on form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed as factors that may affect future results of operations, as well as those discussed elsewhere in the Company's SEC reports (including without limitation, its report on form 10-K for the fiscal year ended December 31, 1995.

Continuing Operations 1996

    Consolidated net sales for the six months ended June 30, 1996, decreased by 16.5% to $3,531,777 when compared to $4,227,728 of net sales for the six months of 1995. Consolidated net sales of $1,692,771 decreased by 16.6% when compared to the second quarter of 1995, sales of $2,031,177. The decrease in sales is due to a 60% decline in shipments of the Company's telecommunication products when compared to 1995 second quarter sales levels. This decrease in sales is the result of an extraordinary sales level in the first and second quarters of 1995, that was caused by the changes created by the North American Numbering Plan ("NANP") which became effective in 1995. The decrease in sales of telecommunications products was offset somewhat by a 7% increase in sales by the Company's manufacturing sector.

Gross profit for the second quarter of 1996, decreased to $840,166, a reduction of $269,680 when compared to gross profit for the second quarter of 1995 of $1,109,846. The gross profit margin as a percentage of sales was 49.6% for the second quarter of 1996, compared to 54.6% for the second quarter of 1995. The reduction in the gross profit margin as a percent of sales is due to the decreased sales of telecommunications products which represented 46.5% of total sales in 1995, compared to 31% of total sales in 1996. For the six months ending June 30, 1996, the gross profit margin was 43.1% compared to 55.8% in 1995.

    Research and development expenditures for the second quarter and six months of 1996, were $23,246 and $67,352 respectively, compared to $75,946 and $141,683 for the same periods in 1995. The total research and development expense for the six months ending June 30, 1996 was made up of $22,629 in current expense and $44,723 amortization expense for previously capitalized software development costs. For the second quarter of 1996, $1,167 represented current expense, and $22,079 represented amortization of previously capitalized software development costs. The Company is continuing its research and development efforts on products which bring together technological advances in the telecommunications industry and believes that it will be necessary to increase its level of research and development later in 1996 to take advantage of technology changes which are expected to develop.

    Selling, general and administrative expenses were $820,112 for the second quarter of 1996, compared to $855,585 for the second quarter of 1995. This decrease of $35,473 or 4% in 1996, is mainly due to the expense reductions implemented by management of the Company as a result of lower sales activity in the first half of 1996. As a percentage of net sales, administrative expenses were 48.4% for the second quarter of 1996, and 42.1% for the second quarter of 1995. For the six months ending June 30, 1996, selling, general and administrative expenses were $1,546,278 compared to $1,765,964 for 1995.
Management believes that it may be necessary to continue to reduce administrative expenses until such time that sales activities warrant any expansion and/or growth.

    The Company reported a consolidated net loss from continuing operations for the second quarter of 1996 of $17,407. This is a significant decrease when compared to the second quarter net income of $179,492 for 1995. For the six months ending June 30, 1996, the Company incurred a net loss of $85,082 compared to net income of $432,911 for same period of 1995. This unfavorable decrease in net income can be attributed to the decreased sales levels of telecommunications products and higher than expected production costs experienced in the manufacturing segment.

Discontinued Operations 1996

    The Company discontinued its P.C. reseller businesses located in Texas during the first quarter of 1996. Accordingly, the Company recorded an estimated liability of $292,000 at December 31, 1995, to account for the estimated losses which were to occur on discontinuance. In the second quarter of 1996, the Company incurred additional expenses from discontinuance of $17,807. Management of the Company believes that any future expenses from discontinued operations will not be material.

Continuing Operations 1995

    Consolidated net sales for the second quarter of 1995 of $2,031,177 showed an increase of $191,669 or 10% when compared with net sales of $1,839,508 for the second quarter of 1994. For the six months ending June 30, 1995 net sales increased to $4,227,728 from $2,614,633 for the first half of 1994. The increase in net sales was principally due to the increases in sales of call accounting products which was mainly precipitated by the upgrading and replacement of many systems in preparation for the changes in the North American Dialing Patterns which took effect in 1995. In the first quarter of 1995, the Company benefitted from sales of $1,045,217 generated by Hash Tech, the manufacturing sector of the Company, which was acquired in March of 1994.

    Gross profit increased to $1,109,846 or 54.6% of sales in the second quarter of 1995, from $1,049,726, or 57% of sales for the second quarter in 1994. The decrease as a percentage of sales for the second quarter of 1995, was due to the sales mix. The additional sales of Hash Tech in 1995, where the gross profit margin was 34.6% of sales, combined with the gross profit margin of 75% on the Company's telecommunications products, resulted in the consolidated gross profit margin slipping to 54.6% in 1995.


    The Company spent $75,946 or 3.7% of sales revenues on research and development during the second quarter of 1995, compared to $37,089 or 2% of sales revenues for the second quarter of 1994. Selling, general and administrative expenses of $855,585 for 1995, showed an increase of $27,120 when compared to 1994, expense of $828,465. Consolidated net income from continuing operations for the second quarter of 1995 was $179,492 or $.05 per share compared to net income of $101,963 or $.04 per share, from continuing operations for the second quarter of 1994.

Discontinued Operations 1995

    In the second quarter of 1995, the Company had net sales of $301,090 from discontinued operations, compared to $792,635 in net sales for the second quarter of 1994. Discontinued operations reported a net loss of $34,855, net of a tax benefit of $13,149, for the first quarter of 1995, compared to a net loss of $56,535 for the second quarter of 1994.

Liquidity and Capital Resources


    As of June 30, 1996, the Company reported current assets of $2,606,125, and current liabilities of $1,521,267, resulting in net working capital of $1,084,858. This is a decrease of $11,642 when compared to net working capital of $1,096,500 at December 31, 1995. Working capital contributed by the disposition of assets from discontinued operations of $402,792 was used to purchase equipment of $76,029 and for capitalized software development costs of $27,606. The Company reduced its line of credit by $336,646, and reduced long term debt by $134,772. The Company discontinued the P.C. reseller operations in Texas and has substantially completed this divestiture as of June 30, 1996. The Company renewed its financing line with a commercial bank on July 1, 1996, for twelve months, with interest at prime 2%. Management of the Company believes that the current working capital level will meet it's cash requirements for the foreseeable future, but anticipates that additional financing through debt and/or equity will be needed to fund material sales growth, future acquisitions and final development and marketing of new products under development and consideration.

The Company derives the majority of its sales from two distinct industries. The Company develops, produces, sales and services products used in telephone call management. The Company also derives significant sales from a contract manufacturing and cable/wire harness service facility. The Company expects that sales in the telecommunications sector will increase by approximately 10% over 1995 levels for the third and fourth quarter of 1996, due to economic growth in the industry, technological changes and product enhancements being introduced. There are several factors that may affect future results of operations. The Company believes that in the future its results of operations could be affected by various factors such as delays in further development and sales of the Company's new products and major new versions of existing products for the telecommunications industry; market acceptance of new products, upgrade and service agreements; telecommunications industry transitions; competitive pricing in the contract manufacturing business; and adverse changes in general economic conditions in the United States. In addition, the Company has grown and expects to grow through acquisition activity and the ability of the Company to continue to integrate the operations of acquisitions into existing structures could have a material effect on the results of operations.

                             TELS Corporation


                        PART II.  OTHER INFORMATION





Item 4.  Submission of Matters to a vote of Security Holders.

     The annual meeting of shareholders was held on June 3, 1996, at which time John L. Gunter was re-elected to serve as a director. Mr. Gunter will serve for a three year term expiring in 1999. Affirmative votes cast for Mr. Gunter were 3,170,290, with 93,097 votes withheld or abstained, and 4,000 votes against. The affirmative votes represented 97% of the total shares voted. All other directors of the Company are serving their elected term of office.




Item 6.  Exhibits and Reports on Form 8-K.

         (b). Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ending June 30, 1996.

                                TELS Corporation

                                   Signatures


      Pursuant ot the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TELS Corporation

Dated: August 14, 1996                         By: /s/ Stephen M. Nelson
                                                   Stephen M. Nelson, President

Dated: August 14, 1996                         By: /s/ Deborah Walford
                                                   Deborah Walford, Controller

                             TELS CORPORATION

                                Exhibit 27

         Article 5 Financial Data Schedule For Second Quarter 10-Q

     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF THE COMPANY AS FILED IN ITS 10-K (ITEM 7) FOR THE YEAR ENDED DECEMBER 31, 1995 AND ITS 10-Q (ITEM 1) FOR THE QUARTER ENDED JUNE 30, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENT
                                                                    10-Q
Item Number        Item Description                                Amount
5-02(1)            cash and cash items                            $158,997
5-02(2)            marketable securities                                $0
5-02(3)(a)(1)      notes and accounts receivable-trade            $827,636
5-02(4)            allowances for doubtful accounts               $100,894
5-02(6)            inventory                                      $936,791
5-02(9)            total current assets                         $2,606,125
5-02(13)      property, plant and equipment                     $2,256,792
5-02(14)      accumulated depreciation                          $1,249,682
5-02(18)      total assets                                      $4,437,281
5-02(21)      total current liabilities                         $1,521,267
5-02(22)      bonds, mortgages and similar debt                   $267,840
5-02(28)      preferred stock-mandatory redemption                      $0
5-02(29)      preferred stock-no mandatory redemption                   $0
5-02(30)      common stock                                         $77,825
5-02(31)      other stockholders' equity                        $2,570,349
5-02(32)      total liabilities and stockholders' equity        $4,437,281
5-03(b)1(a)        net sales of tangible products               $3,531,777
5-03(b)1      total revenues                                    $3,531,777
5-03(b)2(a)        cost of tangible goods sold                  $2,010,468
5-03(b)2      total costs and expenses applicable to
               sales and revenues                               $3,624,098
5-03(b)3      other cost and expenses                              $35,620
5-03(b)5      provision for doubtful accounts and notes                 $0
5-03(b)8      interest and amortization of debt discount
                and expense                                        $46,553
5-03(b)(10)        income before taxes and other items           ($127,941)
5-03(b)(11)        income tax (expense) benefit                    $42,859
5-03(b)(14)        income/loss continuing operations              ($85,082)
5-03(b)(15)        discontinued operations                        ($17,807)
5-03(b)(17)        extraordinary items                                  $0
5-03(b)(18)        cumulative effect-changes in accounting principles   $0
5-03(b)(19)        net income or loss                            ($102,889)
5-03(b)(20)        earnings per share-primary                       ($0.03)
5-03(b)(20)        earnings per share-fully diluted                 ($0.03)

                             TELS Corporation

                                Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TELS Corporation



Dated:  August 14, 1996                By:  /s/ Stephen M. Nelson

                                           Stephen M. Nelson, President



Dated:  August 14, 1996                By:  /s/ Deborah Walford

                                           Deborah Walford, Controller

                             TELS Corporation

                                Signatures




           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TELS Corporation



Dated:  August 14, 1996                By:
                                           Stephen M. Nelson
                                           President



Dated:  August 14, 1995                By:
                                           Deborah Walford
                                           Controller

August 15, 1996



National Association of Securities Dealers, Inc.
Attn: NASDAQ Operations
1735 K Street NW
Washington, D. C. 20006

Gentlemen:

On behalf of TELS Corporation and in accordance with Section B.3.C of Part II of Schedule D of the NASD By-laws, enclosed are three copies, one manually signed, of the Company's 10-Q for the quarter ended June 30, 1995, being filed with the Securities and Exchange Commission.

Sincerely,



Stephen M. Nelson
Executive Vice President and
Chief Financial Officer



Enclosures

SMN/mr