Form 10-Q/A
period 1996-06-30
TELS CORP
filed 1996-10-17
CIK 756767

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q/A

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

                                TELS Corporation

                                     INDEX

PART I. FINANCIAL INFORMATION                                 Page


          Consolidated Balance Sheets - June 30, 1996
           and December 31, 1995                                3

          Consolidated Statements of Operations - Six
            and Three Months Ended June 30, 1996 and
            1995, respectively                                  4

          Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 1996 and 1995,
            respectively                                        5

          Notes to Consolidated Financial Statements            6

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations       7,8

PART II. OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of
                   Security Holders                             9

          Item 6. Exhibits and Reports on Form 8-K              9


SIGNATURES                                                     10

                                TELS Corporation

                                   Signatures


      Pursuant ot the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TELS Corporation

Dated: October 16, 1996                        By: /s/ Stephen M. Nelson
                                                   Stephen M. Nelson, President

Dated: October 16, 1996                        By: /s/ Deborah Walford
                                                   Deborah Walford, Controller