Form 10-Q
period 1996-09-30
TELS CORP
filed 1996-11-04
CIK 756767

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1996         File No.                  0-12993
                                                                     -----------




                                TELS Corporation
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



             Utah                                             87-0373840
------------------------------                      ----------------------------

(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)



406 West South Jordan Parkway, Suite 250, South Jordan, Utah          84095

-------------------------------------------------------------      -------------

(Address of principal executive offices)                            Zip Code



Registrant's telephone number, including area code               (801) 571-1182





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES      X                NO
                                      -----------              -----------




Shares of common stock outstanding on October 30, 1996       3,899,819

                                TELS Corporation


                                      INDEX



PART I. FINANCIAL INFORMATION                                               Page


     Consolidated Balance Sheets -- September 30, 1996
          and December 31, 1995                                              3

     Consolidated Statements of Operations -- Three and
          Nine Months Ended September 30, 1996 and 1995,
          respectively                                                       4

     Consolidated Statements of Cash Flows -- Nine Months Ended
          September 30, 1996 and 1995, respectively                          5

     Notes to Consolidated Financial Statements                              6


     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7,8


PART 11. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              9

     Item 6.  Exhibits and Reports on Form 8-K                               9


SIGNATURES                                                                  10

                                TELS Corporation

                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995



                                                                                          1996                     1995
                             Assets                                                   (Unaudited)                Audited
                            --------
                                                                                    -------------            --------------

Current Assets
      Cash and cash equivalents                                                      $    59,122               $    28,075
      Investments                                                                         60,330                    56,617
      Trade accounts receivable, less allowance for
          doubtful receivables of $89,987 and $105,788 respectively                      842,313                 1,044,128
      Employee and other receivables                                                     138,891                   121,863
      Inventories                                                                        931,075                 1,100,044
      Prepaid expenses                                                                   182,076                    79,089
      Deferred income taxes                                                              162,253                   118,900
      Net assets - discontinued operations                                               390,314                   757,750
                                                                                   --------------            --------------


          Total current assets                                                         2,766,374                 3,306,466
                                                                                   --------------            --------------


Property, plant and equipment, net                                                       954,922                 1,087,778
Software development costs, net                                                          123,295                   140,080
Intangible assets, net                                                                   220,013                   279,162
Deferred income taxes                                                                    322,471                   314,850
Other assets                                                                             144,239                   130,832
                                                                                   --------------            --------------
                                                                                    $  4,531,314              $  5,259,168


          Liabilities and Stockholders' Equity
Current Liabilities
      Current portion of long-term debt                                                  780,116                 1,283,962
      Trade accounts payable                                                             421,953                   313,002
      Accrued expenses                                                                   186,555                   382,016
      Accrued vacation                                                                    73,444                   115,404
      Deposits and advances                                                              138,322                   115,582
                                                                                   --------------            --------------


          Total current liabilities                                                    1,600,390                 2,209,966
                                                                                   --------------            --------------


Long-term debt, excluding current installments                                           237,973                   346,195
                                                                                   --------------            --------------


Stockholders' equity
      Common stock, $.02 par value.  Authorized 10,000,000 shares;
          issued and outstanding 3,899,819 and 3,892,274                                  77,945                    77,825
      Additional paid-in capital                                                       4,234,147                 4,231,567
      Accumulated deficit                                                             (1,545,841)               (1,495,210)
      Deferred compensation                                                              (73,300)                 (111,175)
                                                                                   --------------            --------------


          Net stockholders' equity                                                     2,692,951                 2,703,007
                                                                                   --------------            --------------


                                                                                    $  4,531,314              $  5,259,168




                 See accompanying notes to financial statements.

                                        3

                                TELS Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                           Three months ended              Nine months ended
                                                                              September 30,                  September 30,
                                                                      ----------------------------  -----------------------------



                                                                          1996            1995             1996            1995
                                                                     --------------  --------------   --------------  --------------


Net sales                                                            $  1,671,874    $  1,728,319      $ 5,203,651      $5,956,047

Cost of goods sold                                                        936,747         946,751        2,947,215       2,817,490
                                                                     --------------  --------------   --------------  --------------


    Gross profit                                                          735,127         781,568        2,256,436       3,138,557


Research and development expenses                                          14,458          28,257           81,810         169,938
Selling, general and administrative expenses                              678,845         808,848        2,225,124       2,574,814
                                                                     --------------  --------------   --------------  --------------


     Operating income (loss)                                               41,824         (55,537)         (50,498)        393,805

Other income (deductions):
     Interest income                                                        1,564           2,009            7,414           9,179
     Interest expense                                                     (26,808)        (11,963)         (73,361)        (53,112)
     Other                                                                 26,372         (16,179)          31,455          18,368
                                                                     --------------  --------------   --------------  --------------


        Net other                                                           1,128         (26,133)          34,492)        (25,565)
                                                                     --------------  --------------   --------------  --------------


       Income (loss) from continuing operations before
       income tax benefit (provision)                                      42,952         (81,670)         (84,990)        368,240


Income tax benefit, (provision)                                            (8,500)         23,250           34,359         (24,748)
                                                                     --------------  --------------   --------------  --------------

Net income (loss) from continuing operations                               34,452         (58,420)         (50,631)        343,492



Loss from discontinued operations (net of tax benefit)                     (5,053)        (58,863)         (22,860)        (98,740)

                                                                     --------------  --------------   --------------  --------------



       Net income (loss)                                              $    29,399        (117,283)         (73,491)        244,752

                                                                     --------------  --------------   --------------  --------------
                                                                     --------------  --------------   --------------  --------------





Net income (loss) per common and common equivalent share:

     From continuing operations                                      $        .01    $       (.01)    $       (.01)   $        .08

     Discontinued operations                                                 (.00)           (.01)            (.01)           (.02)

                                                                     --------------  --------------   --------------  --------------




Net income (loss) per common and common equivalent share
                                                                     $        .01    $       (.02)   $        (.02)   $        .06

                                                                     --------------  --------------   --------------  --------------
                                                                     --------------  --------------   --------------  --------------




                 See accompanying notes to financial statements

                                        4

                                TELS Corporation

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                 Nine months ended


                                                                                                   September 30,
                                                                                   ----------------------------------------


Increase (Decrease) in Cash and Cash Equivalents                                           1996                      1995
         -------------------------------------------------------
                                                                                   --------------            --------------


Cash flows from operating activities:
      Net income (loss)                                                          $       (73,491)            $     244,752
      Adjustments to reconcile net income
          to net cash provided by operating activities:
              Depreciation of plant and equipment                                        218,796                   220,390
              Amortization of other assets                                                60,900                    36,218
              Amortization of software development costs                                  55,559                   123,707
              Deferred income taxes                                                       36,520                    17,000
              Deferred compensation                                                       37,875                    26,373
              Changes in operating assets and liabilities:
                   Receivables                                                           184,787                   162,438
                   Inventories                                                           168,969                   (83,986)
                   Prepaid expenses                                                     (102,987)                   17,929
                   Other assets                                                          (15,157)                  (32,744)
                   Trade accounts payable and accrued expenses                          (128,470)                  110,144
                   Deposits and advances                                                  22,740                    (1,360)
                   Non cash charges and working capital changes
                     of discontinued operations                                          367,436                  (767,326)
                                                                                   --------------            --------------


                      Net cash provided by operating activities                          833,477                    73,535
                                                                                   --------------            --------------


Cash flows from investing activities:
      Capital expenditures                                                               (56,460)                 (298,064)
      Software development costs                                                         (38,774)                 (100,040)
      Cash investments                                                                     3,713                     2,467
      Gain (loss) on disposal of equipment                                               (29,480)
                                                                                   --------------            --------------


                     Net cash used in investing activities                              (121,001)                 (395,637)
                                                                                   --------------            --------------


Cash flows from financing activities:
      Net (payments) borrowings under line of credit agreement                          (458,244)                  146,594
      Financing activities of discontinued operations                                    (72,061)                  (43,766)
      Principal payment on long-term debt                                               (153,824)                  (71,665)
      Proceeds from issuance of common stock                                               2,700                   145,460
                                                                                    -------------            --------------


                     Net cash (used in) provided by financing activities                (681,429)                  176,623
                                                                                   --------------            --------------


Net increase (decrease) in cash and cash equivalents                                      31,047                  (145,479)

Cash and cash equivalents at beginning of year                                            28,075                   172,399
                                                                                   --------------            --------------


Cash and cash equivalents at end of quarter                                        $      59,122             $      26,920
                                                                                   ==============            ==============
Supplemental Disclosures of cash flow information
      Cash paid year to date for interest                                          $      73,361             $      70,725

                                                                                   ==============            ==============

                 See accompanying notes to financial statements

                                TELS Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements

      The financial statements for the three and six months ended September 30, 1996 and 1995, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented. The financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1995 and 1994 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

      The results for the nine months ended September 30, 1996, are not necessarily indicative of the results for the year ending December 31,
     1996.

2.    Earnings Per Share

      Earnings per common and common equivalent share is computed based on the weighted average number of shares outstanding. For purposes of this computation, stock options and warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1996 calculation because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 4,025,200 and 3,899,819 for the three and nine months ended September 30, 1996, and 4,106,300 and 4,110,300 for the three and nine months ended September 30, 1995.

3.    Consolidated Financial Statements

      For the periods ended September 30, 1996, and 1995, all material intercompany accounts and transactions have been eliminated in consolidation. Inventories of continuing operations at September 30, 1996 and December 31, 1995 consisted of the following:
                                                    1996                  1995
          Finished goods                        $  40,363           $   129,355
          Work-in-process                         255,244               283,937
          Raw Materials and supplies              698,900               746,684
          Reserve for obsolete inventory          (63,432)              (59,932)
                                                $ 931,075           $ 1,100,044

4.    Impact of Recently Adopted Accounting Standards

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, the Company has reviewed its long-lived assets for the period ending September 30, 1996, and has determined that the impact of SFAS 121 is not material and that an adjustment is not required at this time.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS No. 123, "Accounting for Stock-Based Compensation", and has elected to report the effects of SFAS 123 under the disclosure method. SFAS 123 defines a fair value method of accounting for employee stock options and requires pro forma net income and earnings per share disclosure. The Company has applied the "Black Scholes Option Pricing Model" to value all options issued in 1995 and 1996, and determined that the applicable amounts do not materially affect net income or earnings per share for the periods ended September 30, 1996 and 1995.

                                TELS Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Management Discussion and Analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i)results of operations (including expected changes in the Company's gross profit margin and general, administrative and selling expenses); (ii) the Company's business strategy for increasing sales; (iii) the Company's strategy to increase its size and customer base; and (iv) the Company's ability to distinguish itself from its current and competitors.

      These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) delays in the release of new products or new versions of existing products; (ii) the shortage of reliable market data regarding the telephone call management and contract manufacturing industries market; (iii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iv) anticipated working capital or other cash requirements; (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market: and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

Continuing Operations

      Consolidated net sales for the nine months ended September 30, 1996, decreased by 12.6% to $5,203,651 when compared to $5,956,047 of net sales for the nine months of 1995. Consolidated net sales of $1,671,874 decreased by 3.2% when compared to the third quarter of 1995 sales of $1,728,319. The decrease in sales is due to a 33.2% decline in shipments of the Company's telecommunication products for the first nine months of 1996, when compared to the same period of
1995 sales levels.   For  the  third quarter of 1996,  telecommunication produc sales were at the same level as the third quarter of 1995. The Company believes that the decrease in sales is the result of an extraordinary sales level in the first and second quarters of 1995, that was caused by the changes created by the North American Numbering Plan ("NANP") which became effective in 1995. The decrease in sales of telecommunications products was offset somewhat by a 3.5% increase in sales by the Company's contract manufacturing sector.

     Gross profit for the third quarter of 1996, decreased to $735,127, a reduction of $46,441 when compared to gross profit for the second quarter of 1995 of $781,568. The gross profit margin as a percentage of sales was 43.9% for the third quarter of 1996 compared to 45.2% for the second quarter of 1995. The reduction in the gross profit margin as a percent of sales is due to the decreased sales of telecommunications products which represented 37% of total sales in 1996, compared to 35% of total sales in 1995. For the nine months ending September 30, 1996, the gross profit margin was 43.4% compared to 52.7% in 1995. As this sales mix continues for the remainder of 1996, the company expects the gross profit margin to remain at approximately 45% for the fourth quarter of 1996.

      Research and development expenditures for the third quarter and nine months of 1996, were $14,458 and $81,810 respectively, compared to $28,257 and $169,938 for the same periods in 1995. The total research and development expense for the nine months ending September 30, 1996 consisted of $26,251 in current expense and $55,559 of amortization expense for previously capitalized software development costs. For the third quarter of 1996, the Company continued to develop the INN-FORMR Express and the WIN-SENSETM, telephone call accounting products. These products are scheduled for release in the fourth quarter of 1996. The Company is continuing its research and development efforts on products which bring together technological advances in the telecommunications industry and believes that it will be necessary to increase its level of research and development in the fourth quarter of 1996, and the first half of 1997, to take advantage of technology changes which have and are expected to develop.

      Selling, general and administrative expenses were $678,845 for the third quarter of 1996, compared to $808,848 for the third quarter of 1995. This decrease of $130,003 or 16% in 1996, is mainly due to the expense reductions implemented by management of the Company as a result of lower sales activity in the first nine months of 1996, and efforts aimed at improving operating efficiencies. As a percentage of net sales, administrative expenses were 40.6% for the third quarter of 1996, and 46.8% for the third quarter of 1995. For the nine months ending September 30, 1996, selling, general and administrative expenses were $2,225,124 compared to $2,574,814 for 1995. Management believes that it may be necessary to continue to reduce administrative expenses in the near term until such time that sales activities warrant any expansion and/or growth.

                                TELS Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The Company reported consolidated net income from continuing operations for the third quarter of 1996 of $34,452. This is a significant improvement when compared to the third quarter net loss from continuing operations of $58,420 for 1995. The third quarter net income is an improvement in earnings over the first half of 1996, and is attributable to lower administrative expenses and to the Company's continuing focus on core strengths and technologies. For the nine months ending September 30, 1996, the Company incurred a net loss from continuing operations of $50,631 compared to net income from continuing operations of $343,492 for same period of 1995.


Discontinued Operations

      The Company discontinued its P.C. reseller businesses located in Texas during the first quarter of 1996. Accordingly, the Company recorded an estimated liability of $292,000 at December 31, 1995, to account for the estimated losses which were to occur on discontinuance. For the nine months ending September 30, 1996, the Company incurred additional expenses from discontinuance of $22,860.



Liquidity and Capital Resources


      As of September 30, 1996, the Company reported current assets of $2,766,374, and current liabilities o f $1,600,390, resulting in net working capital of $1,165,984. This is an increase of $69,484 when compared to net working capital of $1,096,500 at December 31, 1995. Working capital contributed by the disposition of assets from discontinued operations of $367,436 was used to purchase equipment of $56,460 and for capitalized software development costs of $38,774. The Company also used these funds and funds generated by operations to reduce its line of credit by $458,244, and reduce its long term debt by $153,824. Cash provided from operations of $833,477 was primarily attributable to reductions in accounts receivable of $184,787, and inventories of $168,969. The Company discontinued the P.C. reseller operations in Texas and has substantially completed this divestiture as of September 30, 1996. Management of the company believes that the current working capital level will meet it's cash requirements for the foreseeable future, but anticipates that additional financing through debt and/or equity will be needed to fund material sales growth, future acquisitions and final development and marketing of new products under development and consideration.

The Company derives the majority of its sales from two distinct industries. The Company develops, produces, sells and services products used in telephone call management. The Company also derives significant sales from a contract manufacturing and cable/wire harness service facility. The Company expects that sales in the telecommunications sector will increase somewhat over 1995 levels for the fourth quarter of 1996, due to economic growth in the industry, technological changes and product enhancements being introduced. The Company has grown and expects to grow through acquisition activity and the ability of the Company to continue to integrate the operations of acquisitions into existing structures could have a material effect on the results of operations.

                                TELS Corporation


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          On February 2, 1996, Harold and Diane Neuenswander("Neuenswanders") filed a complaint in the Superior Court for the County of Santa Clara, California, against the Company and several of its officers and directors in their individual and representative capacities, and also against Hash Tech a wholly owned subsidiary of the Company. The Neuenswanders have alleged causes of action for recision of a certain "Asset Purchase Agreement" dated March 31, 1996, civil conspiracy, fraud, violation of California securities laws, intentional interference with economic advantage, common law gender discrimination against Diane Neuenswander, intentional infliction of emotional distress, and breach of fiduciary duty. The Company and its officers deny any wrongdoing in regards to the above allegations and believe that the resolution of any disputes between the Company and the Neuenswanders should be settled through arbitration in Salt Lake City, Utah, as stipulated in both the Asset Purchase Agreement, and the "Employment Agreements" entered into in March, 1994. On April 15, 1996, the Company filed a complaint in the Third Judicial District Court of Salt Lake City, Utah, against the Neuenswanders claiming breach of certain "Non-Compete Agreements" between the Company and the Neuenswanders and breach of a "Severance Agreement" between Harold Neuenswander and the Company. In addition, the Company has filed a complaint with the American Arbitration Association, which is being held pending the outcome of certain legal hearings. On April 9, 1996, the Superior Court of Santa Clara, California, heard and denied the Company's motion to compel arbitration. In July, 1996, the Company filed an appeal to reverse this decision with the Sixth Appellate District in the Court of Appeal of the State of California.



Item 6.  Exhibits and Reports on Form 8-K.

          (b). Reports on Form 8-K:

               No reports on Form 8-K were filed for the quarter ending September 30, 1996.

                                TELS Corporation

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        TELS Corporation


Dated:  October 30, 1996                         By:  /s/ Stephen M. Nelson
                                                    ----------------------------

                                                    Stephen M. Nelson, President



Dated:  October 30, 1996                         By:  /s/ Deborah Walford
                                                    ----------------------------

                                                    Deborah Walford, Controller

November 1, 1996



National Association of Securities Dealers, Inc.
Attn: NASDAQ Operations
1735 K Street NW
Washington, D. C. 20006

Gentlemen:

On behalf of TELS Corporation and in accordance with Section B.3.C of Part II of Schedule D of the NASD By-laws, enclosed are three copies, one manually signed, of the Company's 10-Q for the quarter ended September 30, 1996, being filed with the Securities and Exchange Commission.

Sincerely,



Stephen M. Nelson
President




Enclosures

SMN/mr