Form 10-K
period 1996-12-31
TELS CORP
filed 1997-04-15
CIK 756767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the Transition Period from         to

                          Commission File No. 0-12993
                          ---------------------------

                                TELS Corporation
             (Exact name of Registrant as specified in its charter)

          UTAH                                                       87-0373840
          ----                                                       ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                                    Identification
                                                                            No.)


406 West South Jordan Parkway, Suite 250, South Jordan, Utah            84095
------------------------------------------------------------        -----------
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code: (801)571-1182

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1997, was approximately $ 1,627,145.

The Registrant had issued and outstanding 3,891,820 shares of its common stock on March 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Those sections of portions of the Registrant's 1997 Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III hereof.

                                     PART I
Item 1. Business
----------------

Introduction
------------
         TELS Corporation, ("TELS", the "Company" or "Registrant"-NASDAQ:"TELS") is a Utah Corporation, incorporated in February, 1981, with its principal executive offices at 406 West South Jordan Parkway, Suite 250, South Jordan, Utah 84095, telephone number (801) 571-1182.

         MICROMEGA CORPORATIONTM is a wholly-owned subsidiary of TELS Corporation. MICROMEGA was formed in March, 1991, for the purpose of providing research and development services for TELS and other companies. MedTech, Inc., dba INTERRO, a wholly-owned subsidiary of MICROMEGA, was formed in April, 1991, for the purpose of providing further development of the INTERRO medical electronics product.

         D.J. GunTEL, Inc., was formed on May 21, 1993, as a wholly-owned subsidiary of TELS for the purpose of operating the personal computer ("P.C.") reseller division of the Company. This subsidiary was established as a result of the acquisition of the assets of Computer Express in 1993 and also the acquisition of the assets of Micro Station in 1994. Computer Express and Micro Station operate as dba's under D.J. GunTEL, Inc. The Company operated this P.C. reseller division through January, 1996, at which time the Company made the decision to discontinue all P.C. reseller operations (by closing all of the Computer Express operations and selling the assets of Micro Station on March 31,
1996).

         Hash Tech, Inc. ("HTI"), a Utah corporation, was formed on March 31, 1994, as a wholly-owned subsidiary of TELS for the purpose of operating the manufacturing and assembly division of TELS. This subsidiary was formed as a result of the acquisition of the assets of Hash Tech, a California corporation, on March 31, 1994, by TELS. HTI, operates as a full service turnkey or consignment contract manufacturer of: printed circuit boards (through-hole and surface mount); cable, harness, chassis wiring; and electro-mechanical assemblies.

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

General
-------

         TELS products and services are divided into two different product and service sectors: first, and the most typical products for the Company for the last 15 years, the telecommunications products are used to provide management, accounting, and billing information to various business, education, and government entities, but primarily to the lodging industry; and second, the manufacturing and assembly operation, which provides comprehensive full service turnkey or consignment contract manufacturing services. The Company's continuing segment information is provided in Note 14 of the financial statements.


         The INN-FORM/XL(R) product continues to account for a majority of the Company's telecommunications sector sales, followed by the INN-SURETM, which provides answer detection and verification for phone calls. The telecommunication division accounted for 35% of consolidated sales for 1996. The manufacturing and assembly operation accounted for approximately 65% of consolidated sales for 1996.

Products and Services
---------------------

         INN-FORM/XL(R), INN-FORM PLUS(R) . The INN-FORM/XL provides immediate on-site billing data, permitting hotel/motel guests to make direct-dialed long distance calls and eliminating costly operator-assisted calls. The INN-FORM PLUS, a larger version of the INN-FORM/XL, includes many business features similar to TEL-EXECUTIVE, below, and is ideal for larger hotels and motels with gift shops, etc., or other business needs.

         INN-FORM EXPRESSTM. This new product, released in 1996, is an expanded version of INN-FORM/XL and the INN-FORM PLUS, with new capabilities for custom needs of users.

         TEL-SENSE(R) and TEL-SENSE/K(R). These products track business phone usage and record time spent and charges for telephone calls. These products operate automatically, reducing clerical errors and accounting effort. TEL-SENSE/K is for smaller key telephone systems.

         TEL-EXECUTIVE(R). This product, a "big brother" to TEL-SENSE, is targeted for larger businesses with higher calling traffic and/or more sophisticated data analysis needs. Product advantages include small, in-box-storage of 60,000 or more detailed call records; larger display for tutorial aids to users; added reporting capabilities; soft function keys (usage defined by the display); additional interface ports, including one Centronics parallel port and three RS-232C serial ports; and a full QWERTY keyboard for entering alphabetic and numeric data.

         TEL-SENSE/PCSTM. This product is targeted for and used by personal computer ("PC") owners. Product advantages include disk storage for millions of calls; interfaces for spreadsheet and data base programs to customize reports/analyses; toll fraud detection; cost control; and trunk planning.

         WIN-SENSETM. This Windows(R)-based business call accounting PC software system, released in 1996, has been designed to compete favorably with competitive products in the telephone call accounting business applications market. WIN-SENSE has graphical representations in full color, with intuitive commands and processes.

         INN-SURETM. This product provides answer detection-verification information. In many cases, telephone bills generated by long-distance companies (and typically by most companies, to include hotels and motels) have been computed based upon an assumption as to whether a call was answered or not - and not upon any exact method of knowing whether such calls actually are answered. Thus, short answered calls go incorrectly "un-billed" - a loss of revenue - while longer unanswered calls are incorrectly billed, causing complaints from customers. The INN-SURE provides "answer detection" and ?answer verification", solving these problems by accounting for (and billing, in resale systems) all answered calls regardless of duration and by ignoring unanswered calls. The INN-SURE system increases revenues and reduces customer complaints, providing excellent capabilities for any type of business.

         INN-TELTM. This call accounting system is a PC software-only system roughly similar to the INN-FORM/XL, adding telephone call accounting and billing capabilities to standard PC's. The memory or call storage of an INN-TEL system is dependent only on the size of the disk storage of the PC used, so the INN-TEL can handle very large hotels for long periods of time.

         INTERROTM. The INTERRO is a proprietary medical electronics product that provides many capabilities similar to acupuncture, however, the INTERRO procuct is implemented via non-invasive, unharmful electronic stimulation at lower intensity than the stimulation from standard light bulbs. The INTERRO product is currently being sold only to international markets as a research tool. United States sales were halted several years ago due to FDA issues with alternative medicine procedures or devices.

         ISO 9002 Quality Services. TELS, through its subsidiary HTI, provides electronics production services for companies needing high quality turnkey or consignment contract manufacturing. HTI utilizes state-of-the-art equipment and ISO 9002 certified quality control systems to provide services to companies needing circuit board manufacturing, cable assembly, chassis wiring and electro-mechanical assembly services. When coupled with the research and development capabilities of MICROMEGA, TELS provides a complete service opportunity, from research and development to final assembly, under the management of one company. HTI had one customer which accounted for approximately 17% its of consolidated net sales for 1996.

         Management believes that the future success of any of its products will require closer relationships between TELS and its major customers. TEL continues to provide additional services and discounts to its volume telecommunications dealers and these programs are expected to continue. Several activities, to include special volume promotions, support and upgrade agreements, new advertising methods, etc., are now in place and should help TEL to continue to improve relationships with major dealers, in particular.

         The Company continues with its travel program to improve sales, attending various trade shows and visiting with major dealers from time to time. In addition, key management personnel are involved in travel to coordinate the activities of the various TELS companies.

         Management believes computer technology will continue to evolve and be a dominant element in the telecommunications industry. TELS recognizes major telecommunications industry changes ahead as a result of changes in the ?NANP" (North American Numbering Plan) and ?NADP" (North American Dialing Plan), which went into effect in 1995. These changes in the numbering plan and method for making telephone calls in the United States created strong demand for the Company's telecommunications products in the first half of 1995 as customers upgraded older systems. The Company expects its telecommunications products and/or enhancements will need to be further developed to meet the changes expected in 1997, and beyond.

Research and Development
------------------------

         The Company spent approximately $172,000, $481,000 and $328,000, including certain capitalized expenses, on research and development activities in the years ended December 31, 1996, 1995 and 1994, respectively. All research and development expenses originated from MICROMEGA.

         TELS formed and operates MICROMEGA CORPORATION as a wholly-owned subsidiary to create an environment where engineering personnel are part of a larger entity and also to solicit outside contracts with entities other than TELS. The Company believes that this arrangement improves the efficiency and quality in research and development. MICROMEGA carried out all research and development for TEL in 1996.

Competition
-----------

         The telecommunications and computer industries are highly competitive. The Company competes with a number of manufacturers and distributors of similar telecommunications products, some of which have a longer operating history, greater financial strength, manufacturing capabilities, and name recognition in the marketplace. In addition, some large telecommunications companies and other companies incorporate call accounting, answer detection, voice processing and/or other capabilities into their own products, which they sell directly or indirectly into the same marketplace addressed by the Company's products. There can be no assurance that the Company will be able to compete successfully with these companies in the future. Additionally, there are relatively few barriers to entry into this marketplace. Because of the divestiture by AT&T and the changing regulatory climate, AT&T and the regional BELL operating companies ("RBOCs") have begun competing with the Company and the Company's dealers and distributors. The Company's ability to meet this competition will depend upon, among other things, the Company's ability to expand sales capabilities; attract management as well as technical and marketing personnel; develop enhancements to existing products; develop and market new products; and obtain financing as needed.

         The Company competes with many printed circuit board and cable assembly operations, many who have a longer operating history, greater financial strength, and larger manufacturing capabilities. In addition, many companies incorporate their own manufacturing capabilities internally within their own operations. There can be no assurance that the Company will be able to compete successfully with these companies in the future. However, in an effort to modernize its operation, the Company spent considerable effort and resources in obtaining and re-certifying its ISO 9002 certification. The ISO 9002 is a quality standard adopted by the international business community to assure consistent quality manufacturing standards throughout the world. Management believes that the ISO 9002 certification for HTI should enhance the Company's ability to compete in a changing manufacturing environment.

Changing Telecommunications Marketplace
---------------------------------------

         As a result of governmental actions, AT&T has been divided into a number of independent public companies, each with a separate and distinct charter. Each of these independent companies has a major impact on the telecommunications industry. AT&T and the RBOCs are aggressively pursuing their independent activities, while evolving technologies are creating many new opportunities for cable T.V. and utilities companies in the telecommunications marketplace. As a result of changes in the telecommunications industry, there can be no assurance that the Company's products will continue to find a receptive marketplace. These changes have adversely affected many dealers, distributors, and manufacturers in the telecommunications industry. Since major competitive forces in the telecommunications industry exist and since new technologies may tend to favor larger and better-financed companies with their often entrenched distribution networks, there can be no assurance that a dealer and distributor network will continue to exist in its previous form or, if such exists, that the network will consist of enough dealers and distributors committed to TELS' products sufficient to generate a profitable level of sales for TELS.

         The manufacturing and assembly marketplace is ever changing to meet the demands of newer and more sophisticated products. The Company will need to continue to purchase more sophisticated equipment and will also need to continue its development of quality manufacturing standards in order to meet the needs of its customers in a rapidly changing technology and product-driven marketplace.

Competitive Strategy
--------------------

         Management believes the Company's products compete on the basis of (i): product quality, meaning features, technology, reliability, simplicity of use, price, and size and (ii): service quality, meaning responsive customer support and company personnel dedicated to profitably satisfying every customer. From the outset, the Company's telecommunications products have been designed for small and medium-sized hotels, professional firms and general business establishments. TELS' telecommunications products are based on state-of-the-art technologies and designs, yet are relatively simple in function, with the result that they may be priced lower than competitors' equipment without sacrificing profit margin. Management believes that the wholesale prices of its telecommunications products are competitive relative to their features, thereby allowing end-user to be lower than or close to that of its competitors. The Company has seen a general reduction in the retail prices of certain of its competitors' telecommunications products, and thus the Company cannot predict at present whether it will continue to enjoy its current pricing advantage. Moreover, there can be no assurance that the price of the Company's telecommunications or computer products will not increase.

         TELS' telephone call accounting products are designed to include advanced features, to occupy a minimum amount of space, to be very easy to use, and to sell at competitive prices. The small physical product size (smaller than an average size telephone) provides a competitive advantage over the larger and more bulky equipment marketed by many competitors.

Proprietary Rights
------------------

         TELS does not currently hold, nor has it applied for, any patents. Management does not believe that the Company's business is dependent upon the acquisition of patents. TELS always seeks special copyright protection for its names, software and developmental products. The Company designs its own printed circuit boards and software for use in its telecommunications products. TELS' proprietary telecommunications software is either imbedded in machine code in microprocessors or is available on protected, but standard PC floppy discs. Management believes that the circuit boards and the software would be difficult to "reverse engineer". The Company continues to take steps to protect its trade names and trademarks and the products and software developed through licensing, or other approaches designed to contractually protect TELS' proprietary information. There can be no assurance that competitors may not independently develop the same or similar technology or obtain access to the Company's proprietary technology. TELS has no proprietary rights to the products previously marketed in its computer sector businesses.

Employees
---------

         As of December 31, 1996, the Company had 85 full-time employees, with 8 in administration, 17 in its telecommunications sector business, 4 in research and development and 56 in the manufacturing sector business.

Manufacturing and Supply
------------------------

         TELS' telecommunications products are assembled from components manufactured by unaffiliated suppliers and designed for modular assembly. This approach permits efficient use of the Company's production staff in the assembly and testing of these purchased items and the end products. The Company has designed its own printed circuit boards for its telecommunications business, which are manufactured to TELS' specifications by subcontractors. Telecommunications products are generally designed to permit multiple source procurement, and it is TELS' policy to develop multiple sources of supply for components it uses. There have been occasional shortages of the electronic components included in TELS' telecommunications products, and during such periods, suppliers have rationed the available components among their customers. TELS may experience manufacturing delays, sales delays, additional costs, or contract cancellations if certain of its suppliers should fail to deliver sufficient computer products. To date, management believes that TELS has not been materially adversely affected by any failure of suppliers to deliver systems or components on schedule.

Customer Service
----------------

         The Company's telecommunications products are serviced by its dealers, with assistance as required from TEL employees. It has been TELS' experience that its products have not required a significant amount of customer service support because of their design, simplicity and reliability.

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

Federal and State Regulations
-----------------------------

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

         Rulings by the FCC adopted in 1976 and 1980 permit users of the public switched network services, i.e., hotels, network managers, equipment manufactures, and other potential resellers, to earn revenues through resale on telephone calls. These rulings have enabled hotel and other users of the public switch network services to convert their telephone operations centers from a service or a convenience to a potential profit center.

Item 2. Properties
------------------

         The Company currently owns and occupies a facility with approximately 15,000 square feet of space in American Fork, Utah, which was purchased on August 15, 1984, and includes a 4,800 square foot addition plus renovation completed in 1988. The Company leases 5,700 square feet of space for its administrative and research and development offices in an office building located in South Jordan, Utah. HTI leases a 15,000 square foot space in a building located in Santa Clara, California. Management believes that these facilities are adequate for operations and production needs at current production levels.

Item 3. Legal Proceedings
-------------------------

         On February 2, 1996, the former owners of Hash Tech (Plaintiffs) filed a complaint in the Superior Court for the County of Santa Clara, California, against the Company and several of its officers and directors in their individual and representative capacities, and also against HTI, a wholly owned subsidiary of the Company. The Plaintiffs have alleged causes of action for recision of a certain "Asset Purchase Agreement" dated March 31, 1994, civil conspiracy, fraud, violation of California securities laws, common law gender discrimination, and intentional infliction of emotional distress. The Company and its officers deny any wrongdoing in regard to the above allegations. On April 15, 1996, the Company filed a complaint in the Third Judicial District Court of Salt Lake City, Utah, against the Plaintiffs for breach of "non compete agreements" and breach of a "Severance Agreement" between the Plaintiffs and the Company and on February 24, 1997, the company filed a Motion for Summary judgment in this matter, which is awaiting oral argument. In addition, the Company has filed a complaint with the American Arbitration Association, which is being held pending the outcome of certain legal hearings. On April 9, 1996, the Superior Court of Santa Clara, California, heard and denied the Company's motion to compel arbitration. In July, 1996, the Company filed an appeal to reverse this decision with the Sixth Appellate District in the Court of Appeal of the State of California. On February 18, 1997, this appeal was denied.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

Price Range of Common Stock
---------------------------

         The Company's Common Stock trades on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol "TELS". The following table sets forth the range of high and low sales prices per share of the Company's Common Stock for the calendar quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ's quotation system but do not include retail markup, markdown, or commission.



   1996                 High      Low    1995                High         Low
-------------          -------  -------  -------------      -------     -------
First Quarter ........$   1.32  $   .59  First Quarter      $   1.44  $   1.06
Second Quarter .......    1.28      .50  Second Quarter         1.63      1.10
Third Quarter ........     .97      .56  Third Quarter          1.69      1.13
Fourth Quarter .......     .69      .41  Fourth Quarter         1.11       .41


Approximate Number of Equity Security Holders:
----------------------------------------------

         As of March 31, 1997, there were 1,065 shareholders of record of the Companies Common Stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders reported by these record holders.

Dividends:
----------

         The Company has not paid dividends to date and intends to retain its future earnings to finance the development and growth of its business. Under a loan agreement dated April 5, 1996, the Company is required to obtain permission from the lender for the payment of any cash dividends. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

Item 6. Selected Financial Data
-------------------------------

         The following financial data for the years ended December 31, 1996 and 1995, have been derived from the Company's financial statements audited by Coopers & Lybrand, L.L.P., independent certified public accountants. The financial data for the years ended December 31, 1994, 1993, and 1992, have been derived from the Company's financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial statements as of December 31, 1996 and 1995 and for each year in the three year period ended December 31, 1996, and the reports thereon are included under Item 8 below.

                                                                          YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------------------------
Selected Operating Data:                                         1996            1995           1994           1993          1992

----------------------------------------------------        --------------  -------------  -------------  -------------  -----------

Net sales ................................................  $ 6,728,816    $ 7,826,114    $ 6,275,779    $ 2,495,648    $ 2,775,404
Cost of sales ............................................    3,842,466      3,870,004      2,300,232        715,046        743,503

                                                            -----------      -----------    -----------    -----------    ----------
Gross profit .............................................    2,886,350      3,956,110      3,975,547      1,780,602      2,031,901
                                                            -----------      -----------    -----------    -----------    ----------

Income (loss) from continuing
     operations before income taxes ......................     (378,074)       (28,084)       614,857       (299,889)        70,974

Income tax (benefit) provision (1) .......................      (29,379)       (17,563)       (54,666)        (7,017)       (21,026)
                                                             -----------     -----------    -----------    -----------    ----------
Income (loss) from continuing operations
     before extraordinary item and
     cumulative effect of change in
     accounting principle ................................     (348,695)       (10,521)       560,191       (306,906)        49,984

Loss from discontinued operations ........................      (78,486)      (327,018)      (133,951)       (87,385)          --

Loss on disposal of discontinued operations ..............         --         (192,939)          --             --             --

Extraordinary item - income tax benefit from
      operating loss carryforward (1) ....................         --             --             --             --           21,026

Cumulative effect at January 1, 1993, of .................
     change in accounting for income taxes ...............         --             --             --          384,166           --
                                                             -----------    -----------    -----------    -----------     ----------
                                                             ===========    ===========    ===========    ===========     ==========
Net income (loss) ........................................  ($  427,181)   ($  530,478)   $   426,240    ($   10,125)   $    70,974
                                                             ===========    ===========    ===========    ===========     ==========
                                                             ===========    ===========    ===========    ===========     ==========

Net income (loss) per common and common equivalent share:
   From continuing operations ............................  $      (.09)   $      (.01)   $       .14    $      (.14)   $     .03(1)
   Discontinued operations ...............................         (.02)          (.13)          (.03)          (.04)          --
   Extraordinary item ....................................         --             --             --             --            .01
   Cumulative effect of accounting change ................         --             --             --              .18           --
                                                             ===========    ===========    ===========    ===========     ==========
                                                            $     (0.11)   $     (0.14)    $   0 . 11     $      . -     $   0.04
                                                             ===========    ===========    ===========    ===========     ==========


(1) Extraordinary item consists of the income tax benefit of $21,026 , from operating tax loss carryforwards for the year ended December 31, 1992.




                                                      YEAR ENDING DECEMBER 31,
                                  --------------------------------------------------------------
Selected Balance Sheet Data:          1996         1995        1994          1993         1992
--------------------------------  ------------  ----------  -----------   ----------   ----------

Total current assets ...........   $2,053,004   $3,306,466   $2,902,347   $1,407,525   $  948,496
Total current liabilities ......   $1,545,337   $2,209,966   $1,587,563   $  788,892   $  499,199
Working capital ................   $  507,667   $1,096,500   $1,314,784   $  618,633   $  449,297
Total assets ...................   $4,112,377   $5,259,168   $5,043,333   $3,082,256   $2,135,600
Long-term debt excluding current
installments ...................   $  235,739   $  346,195   $  463,712   $  457,456   $  218,125
Net Shareholders' equity .......   $2,331,301   $2,703,007   $2,992,058   $1,835,908   $1,418,278


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------

         The following Management Discussion and Analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others: (i) results of operations (including expected changes in the Company's gross profit margin and general, administrative and selling expenses); (ii) the Company's business strategy for increasing sales; (iii) the Company's strategy to increase its size and customer base; (iv) the Company's ability to successfully increase its size through acquisition/merger activity; and (v) the Company's ability to distinguish itself from its current and future competitors.

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) delays in the release of new products or new versions of existing products; (ii) the shortage of reliable market data regarding the telephone call management and contract manufacturing industries market; (iii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iv) anticipated working capital or other cash requirements; (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

Continuing Operations 1996
--------------------------
         Consolidated net sales for 1996 decreased 14% to $6,728,816, a decrease of $1,097,298 when compared to consolidated net sales of $7,826,114 for 1995.
The decrease in sales is partially due to decreased sales activity in the manufacturing division where sales decreased by $194,348. Throughout the first half of 1997 the Company anticipates that sales levels in the manufacturing sector will remain constant as a result of increased competition from smaller competitors, lower demands from customers outsourcing their manufacturing operations, and decreases in demand for computer and electronics related products.
         The decrease in sales in the manufacturing division was coupled with a decrease in sales of the Company's call accounting products. In 1996, sales of telecommunications products decreased 27% or $844,840 to $2,326,640 compared to $3,171,480 for 1995. This decrease in sales in the telecommunications product sector is attributable to a slowdown beginning in the third quarter of 1995. This slow down is the result of a decrease in customer demand after they purchased new systems or upgraded their older systems in order to meet the requirements of the NANP changes. The Company anticipates some uncertainty in the telecommunications industry for the foreseeable future as companies continue to compete for market share and product innovations. However, the Company believes that sales to its existing core of dealers and national accounts will continue to account for the majority of sales in the telecommunications division in 1997.
         Consolidated gross profit decreased 27% in 1996, when compared to 1995. The gross profit of $2,886,350 for 1996, represented 43% of sales. In 1995, gross profit of $3,956,110 represented 51% of sales. The decrease in gross profit as a percentage of sales is due to the change in the sales mix from 1995 to 1996. In 1995, sales in the telecommunications sector accounted for 41% of total sales, compared to 35% of total sales for 1996. Because the telecommunication products have a higher gross profit margin than products in the manufacturing sector, the Company's consolidated gross profit margin will be lower when sales from the manufacturing sector increase and become a more significant factor for overall operations. In 1997, the Company anticipates that the gross profit percentage will be consistent with 1996 results.
         Research and development expenditures for 1996 consisted of current expense of $31,937 and amortized expenditures of $66,969 for development projects which were capitalized in prior years. In addition to these costs currently being expensed, the Company also spent $73,031 in 1996, and $118,321 in 1995, which have been capitalized as software development costs. The Company is continuing its efforts in research and development on products which will primarily be introduced into the telecommunications marketplace. As it looks for opportunities to improve existing products and identify areas for new products, the Company may need to increase research and development activity in the near future.

         Consolidated selling, general and administrative expenses decreased 16% to $3,097,796 for 1996, when compared to $3,666,076 for 1995. This decrease in 1996 is attributable to management's efforts to control costs and reduce expenses to meet lower sales levels in 1996. Management anticipates that it will continue to reduce expenses in 1997 in certain operations of the Company as it continues to focus its efforts toward profitability. As a percentage of consolidated net sales, selling, general and administrative expenses were 46% in 1996, when compared to 47% in 1995.
         For 1996, the Company reported a net loss from continuing operations of $348,695 or $.09 per share, compared to a net loss from continuing operations of $10,521 for 1995, or $.01 per share. This decrease in earnings is a result of reduced sales related to telecommunications products, where the gross profit contribution is significantly higher than other sectors of the Company. Management of the Company expects that this trend will continue into the first quarter of 1997, due to some uncertainty in the telecommunications industry. As of December 31, 1996, the Company has a net deferred tax asset (net of valuation allowance of $128,850) of $853,077 which is primarily the result of prior operating losses. The Company believes that it is more likely than not that through the generation of taxable income, it will be able to realize the benefit of the net deferred tax asset in the future.

Discontinued operations 1996
----------------------------
         In January 1996, the Board of Directors approved a plan to dispose of the Company's P.C. reseller business (See Note 15 of the Financial Statements). Accordingly, the results of operations of the P.C. reseller operations have been classified as discontinued operations for all periods presented in the consolidated statements of operations. The discontinued operations had a net loss after tax of $78,486 in 1996, (in addition to the operating loss from disposal of discontinued operations during the phase-out period) compared to a net loss of $327,018 in 1995. In 1996, the Company finalized all discontinued operations and believes that the losses from discontinued operations have ceased.

Continuing Operations, 1995
---------------------------
         Consolidated net sales for 1995 increased to $7,826,114 an increase of $1,550,335 compared to consolidated net sales of $6,275,779 for 1994. The increase in sales was primarily attributable to the acquisition of the assets of Hash Tech, Inc., in March of 1994, and a 37% sales growth in this division in 1995. The increased revenue from HTI was offset by a reduction in sales of telecommunications products, where sales decreased $680,665 or 18% when compared to sales for 1994. Many of the Company's telecommunications customers upgraded their telecommunications equipment in 1994, and early 1995, and this fueled strong sales growth in this division during that period of time.
         Consolidated gross profit amounts did not change materially from 1994 to 1995. The gross profit of $3,956,110 for 1995, represented 51% of sales. In 1994, gross profit of $3,975,547 represented 63% of sales. The change in the gross profit is a result of the sales mix where the Company benefited from a gross profit of 74% on telecommunications products and 33% on manufacturing products in 1995.
         Consolidated research and development expenditures consisted of several components in 1995. The consolidated expense of $362,698 for 1995, consists of $213,799 for current expenses and $148,899 for amortization of projects which were capitalized in prior years. In addition to the consolidated research and development costs expensed in 1995, the Company also capitalized $118,321 in 1995, and $72,155 in 1994, of research and development expenditures.
         Consolidated selling, general and administrative expenses increased to $3,666,076 for 1995, compared to $3,030,423 for 1994. As a percentage of consolidated net sales, this expense represented 47% of net sales in 1995, compared to 48% in 1994. The increase in total expense was due primarily to the acquisition of Hash Tech, Inc. which added $999,742 in 1995, and $846,724 in 1994.
         The Company recorded a net loss from continuing operations of $10,521 or $.01 per share for 1995, compared to net income from continuing operations of $560,191 or $.14 per share in 1994. This decrease in earnings is a reflection of decreases in sales in the telecommunications division in the last half of 1995.

Discontinued Operations 1995
----------------------------

         For the year ended December 31, 1995, the Company reported a net loss of $327,018 compared to a net loss of $133,951 in 1994. The increased loss is primarily due to expanded P.C. reseller activities in the third and fourth quarter of 1995.

Liquidity and Capital Resources
-------------------------------

1996
----
         At December 31, 1996, the Company reported current assets of $2,053,004 and current liabilities of $1,545,337, resulting in working capital of $507,667. This is a decrease in working capital of $588,833 when compared to working capital of $1,096,500 at the end of 1995. This reduction in working capital is due to the use of cash in discontinued operations, reductions in long-term debt, and purchases of property and equipment. Accounts receivable decreased by $307,357 and inventories decreased by $349,617 as a result of lower sales levels in 1996.
         The Company reduced its borrowing on a line of credit by $624,057 in 1996, as a result of lower sales activity when compared to 1995. In 1996 the Company reduced its long term debt by $110,456 from $346,195 at the end of 1995. In January, 1996, the Company made a strategic decision to divest itself of its P.C. reseller operations. In 1996 and 1995, the Company suffered significant losses from these discontinued operations which impacted the working capital of the Company. This impact has resulted in TELS being in violation of certain debt covenants under the terms of its loan agreements. Though the Company has obtained waivers of these violations for the year ended December 31, 1996, the Company will not pursue the appropriate waivers for expected violations subsequent to December 31, 1996, from the lending institution because the Company has been notified that this line of credit will not be renewed in May, 1997. The Company expects to refinance this line of credit by entering into a new line of credit with similar terms with a different lender. If the Company is unable to obtain a new line of credit with another lender, it would not be able to continue to operate at its current level. The Company has entered into negotiations with lending institutions to replace this line of credit and is considering various alternatives, including the refinancing of real property to raise additional funds. The Company is continuing its efforts to find additional financing through investment equity which may be needed to fund operations, future acquisitions and final development and marketing of new products under consideration. The Company is evaluating its existing system for compliance with the year 2000 and has not determined the modifications, if any, that will be required. The telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to generate a profitable level of sales.

1995
----
         At December 31, 1995, the Company reported current assets of $3,306,466 and current liabilities of $2,209,966, resulting in working capital of $1,096,500. This is a decrease in working capital of $218,284 when compared to working capital of $1,314,784 at the end of 1994. This reduction in working capital is due to the use of cash in discontinued operations, reductions in long-term debt, and purchases of property and equipment. Accounts receivable decreased by $135,381 , but this decrease was partially offset by increases in inventory levels of $288,979. To finance the uses of cash, the Company increased its borrowing on a line of credit by $518,244 to $1,080,989 in 1995, from $562,745 in 1994. The Company received $148,160 from the exercise of common stock warrants and options. In 1995, the Company was able to reduce its long term debt by $110,456 from $463,712 at the end of 1994. The Company purchased property and equipment of $264,846 in 1995, and incurred $118,321 in capitalized software development costs. The purchase of equipment in 1995, was for production machinery and office furniture and computer equipment needed to keep the Company competitive and efficient.

Effects of Inflation
--------------------

         The Company 's operations have not been significantly affected by inflation during the periods covered in this report.

Impact of Recently Issued Accounting Standards
----------------------------------------------

         In February, 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending December 31, 1997.

         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

         The following constitutes a list of Financial Statements and related notes as required in Part II of this report.

                  Reports of Independent Accountants.
                  Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Operations for the years ended
                           December 31, 1996, 1995 and 1994.
                  Consolidated Statements of Changes in Stockholder's Equity for
                           the years ended December 31, 1996, 1995 and 1994.
                  Consolidated  Statements  of Cash  Flows for the  years  ended
                           December 31, 1996, 1995 and 1994.
                  Consolidated Notes to Financial Statements for the years ended
                           December 31, 1996, 1995 and 1994.

Item 9. Disagreements on Accounting and Financial Disclosures.
--------------------------------------------------------------

         Not applicable.

                        Report of Independent Accountants


To the Shareholders and Board of Directors of TELS Corporation and Subsidiaries:

We have audited the 1996 and 1995 consolidated financial statements and the 1996 and 1995 financial statement schedule of TELS Corporation and Subsidiaries as listed in Item 14(a) of the Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TELS Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Salt Lake City, Utah
April 10, 1997

                        Independent Auditors Report
                        ---------------------------


To the Shareholders and Board of Directors of TELS Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of operation, stockholder's equity and cash flows of TELS Corporation and Subsidiaries for the year ended December 31, 1994. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule for the year ended December 31, 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements of TELS Corporation and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   KPMG Peat Marwick L.L.P.

Salt Lake City, Utah
March 6, 1995


                       TELS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


       ASSETS                                                       1996             1995
       ------                                                       ----             ----

Current assets:
    Cash and cash equivalents .............................   $     31,980    $     28,075
    Investments ...........................................         62,399          56,617
    Trade accounts receivable, less allowance for doubtful
       accounts of $127,852 in 1996 and $105,788 in 1995 ..        736,771       1,044,128
    Employee and other receivables ........................        117,692         121,863
    Inventories, net ......................................        750,427       1,100,044
    Prepaid expenses ......................................        158,367          79,089
    Deferred income taxes .................................        195,368         118,900
    Net assets - discontinued operations ..................           --           757,750
                                                              ------------    ------------
             Total current assets .........................      2,053,004       3,306,466

Property and equipment, net ...............................        894,705       1,087,778
Software development costs, net ...........................        146,142         140,080
Intangible assets, net ....................................        199,144         279,162
Deferred income taxes .....................................        657,709         314,850
Other assets ..............................................        161,673         130,832
                                                              ------------    ------------
                                                              $  4,112,377    $  5,259,168
-----------------------------------------------------------   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
    Trade accounts payable ................................   $    401,433    $    313,002
    Accrued expenses ......................................        308,233         382,016
    Accrued vacation ......................................         92,716         115,404
    Current portion of long-term debt .....................        624,276       1,283,962
    Deposits and advances .................................        118,679         115,582
                                                              ------------    ------------
             Total current liabilities ....................      1,545,337       2,209,966
                                                              ------------    ------------
Long-term debt, less current portion ......................        235,739         346,195
                                                              ------------    ------------
Commitments and contingencies (Notes 7 and 13)
Stockholders' equity
    Common  stock,  $.02 par value,
       Authorized 10,000,000 shares; issued and
       outstanding 3,891,774 shares in 1996
       and 3,892,274 shares in 1995 .......................         77,835          77,825
    Additional paid-in capital ............................      4,226,532       4,231,567
    Accumulated deficit ...................................     (1,922,391)     (1,495,210)
    Deferred compensation .................................        (50,675)       (111,175)
                                                              ------------    ------------
             Stockholders' equity .........................      2,331,301       2,703,007
                                                              ------------    ------------
                                                              $  4,112,377    $  5,259,168
-----------------------------------------------------------   ============    ============



                       TELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994



                                                                1996            1995          1994
-----------------------------------------------------------------------------------------------------

Net sales ...............................................   $ 6,728,816    $ 7,826,114    $ 6,275,779
Cost of goods sold ......................................     3,842,466      3,870,004      2,300,232
                                                            -----------    -----------    -----------
Gross profit ............................................     2,886,350      3,956,110      3,975,547
Research and development expenses .......................        98,906        362,698        255,804
Selling, general and administrative expenses ............     3,097,796      3,666,076      3,030,423
                                                            -----------    -----------    -----------
  Operating income (loss) ...............................      (310,352)       (72,664)       689,320
Other income (expense):
  Interest income .......................................        10,765          6,876         24,919
  Interest expense ......................................      (104,297)       (36,193)      (102,105)
  Other, net ............................................        25,810         73,897          2,723
                                                            -----------    -----------    -----------
                                                                (67,722)        44,580        (74,463)
                                                            -----------    -----------    -----------
Income (loss) from continuing operations before
  income tax benefit (provision) ........................      (378,074)       (28,084)       614,857

Income tax benefit (provision) ..........................        29,379         17,563        (54,666)
                                                            -----------    -----------    -----------
Income (loss) from continuing operations ................      (348,695)       (10,521)       560,191
Discontinued operations (Note 15):
  Loss from discontinued operations (less applicable
    income tax benefit of  $44,148, $168,464 and
    $69,051 respectively) ...............................       (78,486)      (327,018)      (133,951)
  Loss on disposal of discontinued operations
    including provision of $294,158 for operating
    losses during phase-out period (less applicable
    income tax benefit of $99,393 in 1995) ..............          --         (192,939)          --
                                                            -----------    -----------    -----------
Loss from discontinued operations .......................       (78,486)      (519,957)      (133,951)
                                                            -----------    -----------    -----------
    Net income (loss) ...................................   $  (427,181)   $  (530,478)   $   426,240
                                                            ===========    ===========    ===========
Net income (loss) per common and common equivalent share:
  Income (loss) per share from continuing operations ....   $      (.09)   $      (.01)   $       .14
  Loss per share from discontinued operations ...........          (.02)          (.13)          (.03)
                                                            -----------    -----------    -----------
  Net income (loss) .....................................   $      (.11)   $      (.14)   $       .11
                                                            ===========    ===========    ===========


                       TELS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                  EQUITY for the years ended December 31, 1996,
                                  1995 and 1994



                                                           Additional         Net
                                              Common        paid-in      accumulated      Deferred     Stockholders'
                                              stock         capital         deficit     compensation      equity
                                            -----------    -----------    -----------     -----------    -----------

Balances at December 31, 1993 .........   $    57,126    $ 3,372,254    $(1,390,972)   $  (202,500)   $ 1,835,908

Net income ............................          --             --          426,240           --          426,240
Amortization of deferred
  compensation ........................          --             --             --           70,825         70,825
Issuance of 50,000 shares for
  Hash Tech acquisition ...............         1,000        106,500           --             --          107,500
Issuance of 764,500 shares upon
  exercise of warrants, net of
  expenses ............................        15,290        533,145           --             --          548,435
Issuance of 7,000 shares upon
  exercise of options .................           140          3,010           --             --            3,150
                                           -----------    -----------    -----------     -----------    -----------
Balances at December 31, 1994 .........        73,556      4,014,909       (964,732)      (131,675)     2,992,058

Net loss ..............................          --             --         (530,478)          --         (530,478)
Amortization of deferred
  compensation ........................          --             --             --           40,500         40,500
Grant of 58,974 shares for stock
  bonuses .............................         1,159         71,608           --          (20,000)        52,767
Issuance of 135,500 shares upon
  exercise of warrants, net of
  expenses ............................         2,710        132,790           --             --          135,500
Issuance of 20,000 shares upon
  exercise of options .................           400         12,260           --             --           12,660
                                           -----------    -----------    -----------     -----------    -----------
Balances at December 31, 1995 .........        77,825      4,231,567     (1,495,210)      (111,175)     2,703,007
                                           -----------    -----------    -----------     -----------    -----------

Net loss ..............................          --             --         (427,181)          --         (427,181)
Amortization of deferred
  compensation ........................          --             --             --           60,500         60,500
Grant of 2,500 shares for stock bonuses            50          2,225           --             --            2,275
Issuance of 6,000 shares upon
  exercise  of options ................           120          2,580           --             --            2,700
Cancellation of  8,000 shares .........          (160)        (9,840)          --             --          (10,000)
                                           -----------   -----------    -----------     -----------    -----------
Balances at December 31, 1996 .........   $    77,835    $ 4,226,532    $(1,922,391)   $   (50,675)   $ 2,331,301
                                           ===========   ===========    ===========     ===========    ===========



                        TELS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS for
                the years ended December 31, 1996, 1995 and 1994




                                                                           1996        1995           1994
                                                                       ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss) ...............................................   $(427,181)   $(530,478)   $ 426,240
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization ..............................     392,012      544,307      384,906
        Impairment of assets .......................................        --        172,253         --
        Deferred income taxes ......................................      35,479       17,563      (24,666)
        Stock bonuses and amortization of deferred compensation ....      62,775       93,267       70,825
        Cancellation of stock ......................................     (10,000)        --           --
        Loss on disposal of equipment ..............................      (4,328)      (1,864)      (1,885)
        Changes in operating assets and liabilities:
          Receivables ..............................................     313,044      135,381     (306,948)
          Inventories ..............................................     349,617     (288,979)    (146,860)
          Prepaid expenses, deposits and advances ..................     (76,181)      73,277      (38,985)
          Trade accounts payable and accrued expenses ..............     (11,906)      59,264      170,380
          Other assets and liabilities .............................     (29,312)    (104,082)     (19,512)
        Noncash charges and working capital changes
          of discontinued operations ...............................     329,177     (204,447)      (4,797)
                                                                       ---------    ---------    ---------
                 Net cash provided by (used in) operating activities     923,196      (34,538)     508,698
                                                                       ---------    ---------    ---------

Cash flows from investing activities:
   Net purchase of investments .....................................      (5,782)      (2,467)      (2,046)
   Capital expenditures ............................................     (74,936)    (264,846)    (152,488)
   Proceeds from disposal of equipment .............................       1,900        9,200        7,650
   Software development costs ......................................     (73,031)    (118,321)     (72,155)
   Net cash paid for purchase of assets of Micro Station ...........        --           --         (1,471)
   Net cash paid for purchase of assets of Hash Tech ...............        --           --       (173,823)
                                                                       ---------    ---------    ---------
                 Net cash used in investing activities .............    (151,849)    (376,434)    (394,333)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreement ......    (624,057)     518,244      (81,127)
   Principal payments on long-term debt ............................    (146,085)    (217,940)    (608,133)
   Proceeds from issuance of common stock ..........................       2,700      148,160      551,585
   Financing activities of discontinued operations .................        --          4,050         --
                                                                       ---------    ---------    ---------
                 Net cash provided by (used in) financing activities    (767,442)     452,514     (137,675)
                                                                       ---------    ---------    ---------




                       TELS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
              for the years ended December 31, 1996, 1995 and 1994




                                                                 1996         1995        1994
                                                                 ----         ----        ----

Net increase (decrease) in cash and cash equivalents ......   $   3,905   $  41,542   $ (23,310)

Cash and cash equivalents at beginning of year ............      28,075     172,399     195,709
                                                                 ------     -------     -------


   Total cash and cash equivalents at end of year .........   $  31,980   $ 213,941   $ 172,399
                                                              =========   =========   =========
Cash and cash equivalents at end of year
   Continuing operations ..................................      31,980      28,075      77,372
   Discontinued operations ................................        --       185,866      95,027
                                                                -------     -------      ------
                                                                 31,980     213,941     172,399
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest .................   $ 128,408   $ 114,434   $ 127,108

Supplemental schedule of noncash investing and
   financing activities:
     Acquisition of equipment for capital lease obligations   $    --     $  83,126        --

     Long-term debt issued to acquire equipment ...........        --         5,400        --

During 1994, the Company acquired Hash Tech, Inc. and Micro Station, Inc. for a net cash payment of $175,294. The fair value of assets acquired and liabilities assumed in conjunction with these acquisitions were as follows:

                                                                                          1994
                                                                                          ----

     Current assets ......................................                            $ 1,021,260
     Long-term assets ....................................                                610,943
     Current liabilities .................................                               (919,145)
     Long-term liabilities ...............................                               (382,058)
                                                                                       -----------

     Net purchase price ...................................                               331,000
     Purchase price paid with note payable and common stock                              (135,000)
     Cash acquired in acquisition .........................                               (20,706)
                                                                                       -----------
     Net cash paid for acquisition ........................                           $   175,294
                                                                                       ===========

                        TELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies:
--       -------------------------------------------

         Business Information
         --------------------

         TELS Corporation and subsidiaries (the Company) designs, manufactures and sells telecommunications/call accounting products to hotels, motels and small businesses throughout the United States. They also provide contract production and assembly services for computer and electronics companies located mainly in California.

         On January 31, 1996, the Company's Board of Directors approved a plan to discontinue the Company's computer retail business which is located in Texas (see Note 15, "Discontinued Operations").

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of TELS Corporation and its 100% owned subsidiaries, DJ GunTEL, Hash Tech, Medtech, Micromega, and Tel Electronics. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

         Investments
         -----------

         Cash investments consist of certificates of deposit, stated at cost, which approximates market value.

         Inventories
         -----------

         Raw materials are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Work-in-process and finished goods are stated at standard cost, which approximates accumulated manufacturing cost, but not in excess of market.

                        TELS CORPORATION AND SUBSIDIARIES

         Property and Equipment
         ----------------------

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

         Software Development Costs
         --------------------------

         The Company capitalizes certain costs associated with development of software that will be sold as part of its principal products. Amortization of these costs is calculated using the straight-line method over 24 months or the ratio of current year gross revenue to total current and anticipated gross revenues, whichever results in the greater annual amortization.

         The realizability of software development costs is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections.

         Intangible Assets
         -----------------

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

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109). Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities using applicable future tax rates.

         Net Income (Loss) Per Share
         ---------------------------

          Net income (loss) per common and common equivalent share is computed based on the weighted average number of shares outstanding during the period. For purposes of this computation, stock options and stock warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1996 and 1995 calculations because they are antidilutive. The weighted average number of outstanding common and common equivalent shares used in this computation was 3,888,564, 3,838,459, and 3,949,748 for 1996, 1995,
          and 1994, respectively.

                        TELS CORPORATION AND SUBSIDIARIES

1.       Summary of Significant Accounting Policies, Continued:
--       ------------------------------------------------------

         Estimates
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations of Credit Risk
         -----------------------------

         Approximately 16% of the Company's trade accounts receivable are due from two customers in the computer production and assembly industry. The Company does not anticipate the termination of these relationships.

         The majority of the Company's cash and cash equivalents are held by a single financial institution in Salt Lake City, Utah which is also responsible for the Company's line of credit.


2.       Inventories:
--       ------------

         Inventories of continuing operations at December 31, 1996 and 1995 consisted of the following:

                                     1996           1995
                                     ----           ----

Finished goods ...............   $    52,795    $   129,355
Work-in-process ..............       235,483        283,937
Raw materials and supplies ...       584,013        746,684
Reserve for obsolete inventory      (121,864)       (59,932)
                                 -----------    -----------

                                 $   750,427    $ 1,100,044
                                 ===========    ===========

         Inventories of discontinued operations consisted of finished goods totaling $0 and $297,837, which is net of a reserve for obsolete inventory of $0 and $55,000, at December 31, 1996 and 1995, respectively.


3.       Property and Equipment:
--       -----------------------

         Property and equipment of continuing operations at December 31, 1996 and 1995 consisted of the following:

                                                       1996             1995
                                                       ----             ----

              Land                              $       35,380 $       35,380
              Building and improvements                477,855        475,975
              Furniture and equipment                1,556,672      1,474,207
              Equipment under capital lease            195,835        195,202
                                                   ------------   ------------
                                                     2,265,742      2,180,764
              Less accumulated depreciation and
                amortization                        (1,371,037)    (1,092,986)
                                                    ----------     ----------

                                                 $     894,705    $ 1,087,778
                                                  ============     ==========


         During the year ended December 31, 1995, the Company wrote-off equipment with a net book value of $53,253.

--       ----------------------------------

         Property and equipment of discontinued operations at December 31, 1996 and 1995 consisted of the following:

                                                            1996         1995
                                                            ----         ----

         Buildings and improvements ....................   $   --     $  5,040
         Furniture and equipment .......................       --       63,710
                                                           ------       ------
                                                               --       68,750
         Less accumulated depreciation and  amortization       --      (55,605)
                                                           ------       ------
                                                           $   --     $ 13,145
                                                           ========   ========


4.       Software Development Costs:
--       ---------------------------

         Capitalized software development costs at December 31, 1996 and 1995 consisted of the following:

                                            1996          1995
                                            ----          ----

         Software development costs ..   $ 402,835    $ 424,544
         Less accumulated amortization    (256,693)    (284,464)
                                          ---------    ---------
                                         $ 146,142    $ 140,080
                                          =========    =========


         Amortization expense, totaled $66,969, $148,899 and $127,403 for the years ended December 31, 1996, 1995 and 1994, respectively.


5.       Intangible Assets:
--       ------------------

         Intangible assets of continuing operations at December 31, 1996 and 1995 consisted of the following:

                                   1996         1995
                                   ----         ----

Non-compete agreements ......   $ 308,000    $ 308,000
Goodwill ....................      56,041       56,041
Organizational costs ........      41,398       41,398
Other .......................      12,511        9,715
Less accumulated amortization    (218,806)    (135,992)
                                ---------    ---------
                                $ 199,144    $ 279,162
                                =========    =========

         Intangible assets of discontinued operations at December 31, 1996 and 1995 consisted of the following:

                                  1996       1995
                                  ----       ----

Non-compete agreements ......   $   --     $ 34,167
Goodwill ....................       --        8,053
Organizational costs ........       --          226
Customer list ...............       --       18,100
Trademarks ..................       --        6,786
Less accumulated amortization       --      (66,332)
                                           --------
                                $   --     $  1,000
                                ========   ========

         In  accordance  with its policy of evaluating  impairment,  the Company
         wrote-off   $107,256  of  intangible  assets  related  to  discontinued
         operations during the year ended December 31, 1995.

6.       Long-term Debt:
--       ---------------

         Long-term debt related to continuing operations at December 31, 1996 and 1995, the carrying value of which approximates fair value, consisted of the following:

                                                                                          1996               1995
                                                                                          ----               ----

         Revolving  line of credit  payable to a bank,  bearing  interest at the bank's index rate plus 2.0% (10.25% at December 31, 1996), interest due monthly, principal due May 1997, collateralized by trade accounts
         receivable and inventories.                                                $  456,932       $  1,080,989

         Mortgage  note  payable  to a bank in monthly  installments  of $3,063, including  interest  at the  bank's  index  rate  plus  1.5%  (9.75% at
         December 31, 1996), final payment of $184,898 due May 1998; collater-
         alized by real property.                                                      229,688            269,500

         Note  payable  under  non  compete  agreement,   payable  in  quarterly
         principal installments of $4,833, plus accrued
         interest at 7%, remaining principal paid July 1996.                                 -             19,333

         Note  payable  under  non  compete  agreement,   payable  in  quarterly
         principal installments of $8,333, plus accrued
         interest at 7%, remaining principal paid July 1996.                                 -              33,333

         Installment note payable to a bank in 36 monthly principal  payments of
         $2,500,  plus accrued  interest at a variable rate (10% at December 31,
         1995), final payment paid April 1996; collateralized by
         equipment.                                                                          -              7,500

         Installment  note payable to a corporation in monthly  installments  of
         $335 through January 1999, plus accrued
         interest at 7.9%, collateralized by an automobile.                              7,355             10,655

         Note  payable  under  non  compete  agreement,   payable  in  quarterly
         principal   installments  of  $1,000,   through  April  1997.  Payments
         suspended by Company until resolution of contract
         terms.                                                                          7,000              7,000


--       --------------------------

                                                                                          1996               1995
                                                                                          ----               ----

         Note  payable  under  non  compete  agreement  payable  in (a)  monthly installments of $2,000,  final payment due March 1995 and (b) quarterly
         installments  of  $15,000,   final  payment  due  July  1997.  Payments
         suspended by
         Company until resolution of contract terms.                               $    75,000     $       75,000

         Capital leases for equipment (Note 7)                                          84,040            126,847
                                                                                    ----------       ------------

                 Total long-term debt                                                  860,015          1,630,157

              Less current portion                                                    (624,276)        (1,283,962)
                                                                                      --------         ----------

                 Long-term debt, less current portion                               $  235,739      $     346,195
                                                                                     =========       ============


         The Company's revolving line of credit contains various covenants and restrictions that specify the Company maintain specified ratios or minimum financial amounts with regard to current ratio, tangible net worth, and earnings. As of December 31, 1996 the Company was in compliance with all debt covenants or had obtained the appropriate waivers from the lending institution. The Company does not expect to be in compliance with these covenants as of March 31, 1997. If the Company is unable to obtain a new line of credit with this lender, it will seek alternative sources of debt or equity to repay this obligation.

         The aggregate principal maturities of long-term debt excluding capital leases, for the years following December 31, 1996 are as follows:

              Year ending December 31:
                          1997            $579,253
                          1998              40,533
                          1999             156,189

         Long-term debt relating to discontinued operations at December 31, 1996 and 1995 consisted of the following:

                                                               1996      1995
                                                               ----      ----

         Note payable to a corporation, payable in monthly
         installments of $450 through September 1996.        $      -  $ 4 ,050
                                                              ========  =======

7.       Leases:
--       -------

         Continuing Operations
         ---------------------

         The Company is obligated under capital leases for machinery and equipment that expire between August 1997 and December 1999. At December 31, 1996 and 1995, the gross amount of machinery, equipment and related accumulated amortization recorded under capital leases were as follows:
                                                   1996                 1995
                                                   ----                 ----
              Equipment under capital lease     $  195,202             $195,202
              Less accumulated amortization       (116,828)             (76,767)
                                                  --------             --------
                                               $    78,374             $118,435
                                                ==========              =======

         The Company leases office space and equipment under noncancelable operating lease agreements. Rent expense charged to continuing operations was $181,397, $189,967, and $102,462 for the years ended December 31, 1996, 1995, and 1994, respectively. Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 are:

                                                    Capital     Operating
                                                     leases       lease
         Year ending December 31:                  ---------    ---------
                 1997                             $  56,024    $ 243,953
                 1998                                23,452      219,467
                 1999                                18,662      195,567
                 2000                                 2,711       69,106
                                                   ---------    ---------

                 Total minimum lease payments       100,849    $ 728,093
                                                   ---------    =========

                 Less amount representing interest
                  (at rates ranging from 5.5% to    (16,809)
                                                   ---------

                 Present value of net minimum
                  capital lease payments             84,040

                 Less current installments of
                 obligations under capital leases   (45,022)

                 Obligations under capital leases,
                  excluding current installments  $  39,018
                                                   =========

         Rental expense charged to discontinued operations was $0, $53,564 and $38,944 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.       Income Taxes:
--       -------------

         Income tax benefit (expense) attributable to income from continuing operations consists of:

                    1996        1995        1994
                    ----        ----        ----
Current:
    Federal ..   $   --      $   --      $(10,000)
    State ....     (6,100)       --       (20,000)
                  --------    --------   --------
                     --          --       (30,000)
                  --------    --------   --------
Deferred:
    Federal ..     32,879      10,832     (19,733)
    State ....      2,600       6,731      (4,933)
                  --------    --------   --------
                   35,479      17,563     (24,666)
                  --------    --------   --------

         Total   $ 29,379    $ 17,563    $(54,666)
                 ========    ========    ========

         The income tax benefit (expense) attributable to income from continuing operations differs from the expected tax benefit (expense) computed by applying the U.S. federal corporate income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                                1996       1995        1994
                                             ---------  ---------   ---------
Computed expected tax benefit (expense) .. $ 128,545 $ 9,549 $(209,051) Increase (decrease) in income taxes resulting from:
  Change in valuation allowance ..........        --      35,963      193,554
  Graduated rate effect ..................        --        --          1,900
  Effect of tax credits ..................        --      (4,039)      (4,760)
  Officers' life insurance ...............      (1,646)   (1,945)      (1,945)
  State income taxes,
  net of federal income tax benefit ......     (24,197)   (3,253)      (7,340)
  Prior year taxes .......................     (53,944)     --           --
  Other, net .............................     (19,379)  (18,712)     (27,024)
                                              ---------  ---------   ---------
               Total income tax expense      $  29,379 $  17,563    $ (54,666)

--       ------------------------

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1996 and 1995, are presented below:

         Continuing operations
         ---------------------
                                             1996           1995
                                             ----           ----
Deferred tax assets:
   Deferred revenue ................   $    40,400    $      --
   Accounts receivable .............        65,200         40,300
   Inventories .....................        45,500         34,700
   Accrued liabilities .............        42,200         43,900
   Intangible assets ...............        47,200         27,100
   General business tax credits ....       124,000        124,500
   AMT tax credit ..................         4,000          4,000
   Jobs credit .....................         4,400          4,400
   Net operating loss carry forwards       702,527        338,000
                                       -----------    -----------
     Deferred tax assets ...........     1,075,427        616,900
     Less valuation allowance ......      (128,850)      (128,850)
                                       -----------    -----------
     Total deferred tax assets .....       946,577        488,050
Deferred tax liability:
   Property and equipment ..........       (93,500)       (54,300)
                                       -----------    -----------
Net deferred tax asset .............   $   853,077    $   433,750
                                       ===========    ===========

         Discontinued operations
         -----------------------
                                                       1996          1995
                                                       ----          ----
Deferred tax assets:
   Accounts receivable ...................   $            --     $   9,400
   Inventories ...........................                --         8,200
   Accrued liabilities ...................                --        10,300
   Intangible assets .....................                --         6,400
   Accrued loss on discontinued operations                --       119,070
   Net operating loss carry forward ......                --       168,464
                                                   ---------      --------
     Total deferred tax assets ...........                --       321,834
Deferred tax liability:
   Property and equipment ................                --       (12,700)
                                                   ---------      ---------

Net deferred tax asset ...................   $            --     $ 309,134
                                                      =======    =========

--       ------------------------

         The net deferred tax asset as of December 31, 1996 and 1995 is reflected in the consolidated balance sheet as follows:

         Continuing operations
         ---------------------

                                                    1996          1995
                                                  ---------    ---------

           Current deferred tax asset .........   $ 195,368    $ 118,900
           Long-term deferred tax asset .......     751,209      369,150
           Long-term deferred tax liability ...     (93,500)     (54,300)
                                                  ---------    ---------

                                                  $ 853,077    $ 433,750
                                                  =========    =========


         Discontinued operations
         -----------------------
                                                 1996         1995
                                               ---------    ---------
            Current deferred tax asset .....   $    --     $ 315,434
            Long-term deferred tax liability        --        (6,300)
                                               ---------    ---------

                                               $    --     $ 309,134
                                               =========    =========


         Based on the level of current taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be realized, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets in the future, net of the existing valuation allowance.

         As of December 31, 1996, the Company has net operating loss carry forwards, investment tax credit carry forwards and research and experimentation credit carry forwards for federal income tax purposes which expire as follows:

                                                          Research and
                                Net        Investment    experimentation
            Expiration     operating loss  tax credit       credit
               date        carry forwards carry forwards carry forwards

               1997          $       -       $  3,000    $  16,000
               1998                  -          1,500       13,000
               1999                  -          1,800        1,000
               2000                  -          6,200            -
               2001            486,000              -        6,000
               2002                  -              -       14,500
               2003                  -              -       21,500
               2004                  -              -       19,000
               2005             62,000              -            -
               2006                  -              -       10,000
               2007              6,000              -       10,500
               2008            391,500              -            -
               2009              3,500              -            -
               2010            540,600              -            -
               2011            387,000              -            -
                               -------         -------      -------

                            $1,876,600        $12,500     $111,500
                            ===========      =========     =======


9.       Capital Stock:
--       --------------

         Stock Option and Bonus Plans
         ----------------------------

         On June 7, 1993, the Board of Directors approved the 1993 TELS Corporation Stock Option and Incentive Plan (the 1993 Plan) which replaced the Company's 1984 Stock Option and Bonus Plan (the 1984
         Plan). The Company had reserved 1,237,500 shares of its common stock for issuance under the 1984 Plan, of which 247,750 remained available for grant. The Company will not make any further grants under the 1984 Plan. Under the 1993 Plan, as amended on June 6, 1994, the maximum number of shares issuable to employees, non employees, and consultants totals 2,000,000 shares. The exercise price of options granted is not less than the fair market value on the date of grant as determined by the Compensation Committee (Committee) appointed by the Board of Directors. The options become exercisable over a three-year period, in equal annual increments beginning one year after the date of grant, and expire ten years after the date of grant.

--       -------------------------

         Stock Option and Bonus Plans, Continued
         ---------------------------------------

         On June 6, 1994, the Board of Directors also approved the TELS Corporation 1994 Outside Directors Stock Option Plan (the Director
         Plan) for which 500,000 shares of the Company's common stock have been reserved. Under the Director Plan, non employee directors may be granted stock options pursuant to an automatic and nondiscretionary grant mechanism. Options granted under this plan fully vest upon the six month anniversary of receipt and may be exercised at any time during the period beginning six months after the date of grant, and ending ten years after the date of grant. The exercise price of the options granted is the fair market value on the date of grant.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under either plan and for other option agreements. Consistent with FASB Statement 123, the Company calculated the options fair value based on the grant dates and determined that FASB Statement 123 would not result in a significant difference from reported net income and earnings per share.

         A summary of activity related to stock options is indicated in the following table:

                                                1996               1995                1994
                                                ----               ----                ----
                                                   Weighted           Weighted           Weighted
                                           Number  average   Number   average  Number    average
                                           of      exercise  of       exercise of        exercise
                                           shares  price     shares   price    shares    price
                                           ---------------------------------------------------

Outstanding at beginning of year          875,000 $  0.95   897,500 $  0.93   616,000  $ 0.47
Granted ...............................    65,000    0.78   241,000    1.37   404,000    1.48
Exercised .............................     6,000    0.45    20,000    0.63     7,000    0.45
Forfeited .............................   188,250    1.23   243,000    0.82   115,500    0.45
Outstanding at end of year ............   746,250    0.87   875,500    0.95   897,500    0.93
Options exercisable at year end           536,518           517,268           505,432



                                Number              Weighted         Weighted          Number           Weighted
            Range of        outstanding at          average          average       exercisable at        average
            exercise         December 31,          remaining         exercise       December 31,        exercise
             prices              1996           contractual life      price             1996              price
         ----------------   ----------------    -----------------  -------------   ----------------    ------------

         $.45 to $.66               421,250           6.22 years          $0.46            314,850           $0.45
         $.86 to $1.11               45,000           9.19 years          $0.92              1,668           $1.11
         $1.21 to $1.59             280,000           7.84 years          $1.48            220,000           $1.54
                            ----------------                       -------------   ----------------    ------------

                                    746,250                               $0.87            536,518           $0.90



         At December 31, 1996, 1,298,151 shares of the Company's common stock are authorized for issuance under the stock option and bonus plans.

--       -------------------------

         Stock Option and Bonus Plans, Continued
         ---------------------------------------

         In May 1995, the Company granted stock bonuses aggregating 48,000 common shares to three outside directors of the Company. Shares granted to one of the directors were fully vested on the date of the grant. Shares granted to the other two directors vested equally over two years, beginning on the date of the grant. Compensation expense of $20,000 was recognized in 1996 with respect to this grant. During 1996, one of the directors returned the 8,000 shares he received. The Company canceled those shares. Also, in August of 1995 the Company granted stock bonuses aggregating 10,974 common shares to key officers and managers of the Company for which compensation expense of $12,767 was recorded in the Consolidated Statement of Operations.

         In April 1993, stock bonus awards were made to officers totaling 450,000 shares that vest over a five-year period commencing in 1993. Compensation expense of $40,500, $40,500 and $40,500 was recognized in 1996, 1995 and 1994, respectively, with respect to this grant. The remaining deferred compensation expense will be recognized over the vesting period.


10.      Related Party Transactions:
---      ---------------------------

         Included in employee and other receivables at December 31, 1996 and 1995, is a $39,302 uncollateralized note receivable due from the CEO of the Company. The note bears interest at eight percent and is due on demand.

         Included in employee and other receivables at December 31, 1996 and 1995, are expense advances to the CEO of the Company of $34,097 and $32,229 respectively. These expense advances bear no interest and are due on demand.

         Included in selling general and administrative expense are payments totaling $12,756 in 1996 and $12,756 in 1995 to the CEO of the Company for the Company's use of vehicles and property owned by the CEO.


11.      Employees' Profit Sharing Plan:
---      -------------------------------

         The Company has an employees' profit sharing plan covering substantially all employees who have attained age 21 with service in excess of six months. The plan provides for Company contributions at the discretion of the Board of Directors. Company contributions begin vesting after the first full year in which eligible employees complete 501 hours of service, with full vesting occurring after seven years. Contributions to the plan during the year ended December 31, 1996, 1995 and 1994 totaled $15,000, $15,000 and $21,000, respectively.

12.      Acquisitions:
---      -------------

         On March 1, 1994, the Company acquired the assets and assumed the liabilities of Micro Station, Inc. (Micro Station). Micro Station is a computer systems integrator located in San Antonio, Texas. The Company issued Micro Station 80,000 options to purchase shares of the Company's restricted common stock at the fair market value of shares on the date of grant, and a $27,500 promissory note payable as settlement of the purchase price. In addition, the Company entered into a $12,000 non compete agreement with the former President of Micro Station to be paid in quarterly payments of $1,000 beginning June 30, 1994. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of Micro Station have been included in the Company's consolidated financial statements from the date of acquisition (see Note 15).

         On March 31, 1994, the Company acquired the assets and assumed the liabilities of Hash Tech, Inc. (Hash Tech). Hash Tech is based in Santa Clara, California and offers full service turnkey or consignment contract manufacturing of printed circuit boards. The Company paid $196,000 in cash and issued 50,000 shares of the Company's restricted common stock for the net assets of Hash Tech. In addition, the Company entered into a $299,000 non compete agreement with Hash Tech's former owners to be paid as follows: an initial payment of $95,000, twelve monthly payments of $2,000 beginning April 1, 1994, and twelve quarterly payments of $15,000 beginning July 1, 1994. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of Hash Tech have been included in the Company's consolidated financial statements from the date of acquisition.


13.      Contingencies:
---      --------------

On February 2, 1996, the former owners of Hash Tech (Plaintiffs)filed a complaint in the Superior Court for the County of Santa Clara, California, against the Company and several of its officers and directors in their individual and representative capacities, and also against HTI, a wholly owned subsidiary of the Company. The Plaintiffs have alleged causes of action for recision of a certain "Asset Purchase Agreement" dated March 31, 1994, civil conspiracy, fraud, violation of California securities laws, common law gender discrimination, and intentional infliction of emotional distress. The Company and its officers deny any wrongdoing in regard to the above allegations. On April 15, 1996, the Company filed a complaint in the Third Judicial District Court of Salt Lake City, Utah, against the Plaintiffs for breach of "non compete agreements" and breach of a "Severance Agreement" between the Plaintiffs and the Company and on February 24, 1997, the company filed a Motion for Summary judgment in this matter, which is awaiting oral argument. In addition, the Company has filed a complaint with the American Arbitration Association, which is being held pending the outcome of certain legal hearings. On April 9, 1996, the Superior Court of Santa Clara, California, heard and denied the Company's motion to compel arbitration. In July, 1996, the Company filed an appeal to reverse this decision with the Sixth Appellate District in the Court of Appeal of the State of California. On February 18, 1997, this appeal was denied.

---      -------------------------

         In addition to the aforementioned legal matter, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of all legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.


14.      Segment Information:
---      --------------------

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

         Identifiable assets by industry are those assets that are used in the Company's operations in each business segment. One customer, in the contract computer production and assembly industry, accounted for approximately 17% of the Company's sales in 1996. The same customer accounted for 17% of the sales in 1995. No single customer accounted for more than 10% of sales in 1994. Corporate assets are principally fixed assets, capitalized software development costs, deferred tax assets and other assets.

---      -------------------------------

         Financial information by segments is as follows:

                                                      1996               1995
                                                      ----               ----

         Net sales:
           Telecommunications                       $ 2,326,640    $ 3,171,480
           Computer production and assembly           4,393,965      4,588,313
           Corporate and other                            8,211         66,321
                                                  -------------   ------------
                                                    $ 6,728,816    $ 7,826,114
                                                     ==========     ==========

         Operating income (loss):
           Telecommunications                      $    786,517   $    900,112
           Computer production and assembly             123,910        570,086
           Corporate and other                       (1,220,779)    (1,542,862)
                                                     ----------     -----------
                                                   $   (310,352)  $    (72,664)
                                                    ===========    ============

         Identifiable assets:
           Telecommunications                      $    574,079   $    829,906
           Computer production and assembly           1,039,365      1,429,594
           Corporate and other                        2,498,933      2,241,918
                                                     ----------     ----------
                                                    $ 4,112,377    $ 4,501,418
                                                     ==========     ==========

         Depreciation and amortization expense:
           Telecommunications                      $    186,344   $    287,574
           Computer production and assembly             147,531        139,822
           Corporate and other                           58,137        116,911
                                                   ------------    -----------
                                                   $    392,012   $    544,307
                                                    ===========    ===========

         Capital expenditures:
           Telecommunications                     $      16,307  $      21,447
           Computer production and assembly              24,401        141,852
           Corporate and other                           33,688        101,547
                                                   ------------    -----------
                                                  $      74,396  $     264,846
                                                   ============    ============

15.      Discontinued Operations:
---      ------------------------

         The  Company's  product and  marketing  strategies  were  refocused  in
         January 1996, on marketing its core business products through its existing dealer channels, and the Company has withdrawn from its efforts to add a second P.C. distribution channel, by the divestiture of its P.C. reseller division. Accordingly, subsequent to December 31, 1995 the Company formalized a plan to discontinue the operations of Computer Express and Micro Station. On April 3, 1996, the Company entered into an agreement to sell the net assets of Micro Station to a former employee for a $60,792 note (the Note). The Note is collateralized by a security agreement covering non-real property and bears interest at 12%. One-third of the purchase price was due and payable 30 days from the contract date, one-third was due and payable 60 days from the contract date and the remaining amount was due and payable 80 days from the contract date. As of December 31, 1996, the receivable had been either collected or fully reserved.

         During the first quarter of 1996, substantially all assets of Computer Express were liquidated for cash proceeds of approximately $682,000. Substantially all remaining liabilities were paid from such proceeds.

         The results for the P.C. reseller subsidiaries have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

         Net  assets  of  the  Company's   discontinued   operations  (excluding
         intercompany balances which have been eliminated against the equity of the discontinued operations) are as follows:

                                        As of               As of
                                  December 31, 1996    December 31, 1995
                              ----------------------  ----------------------
Assets:
  Current assets:
    Cash and cash equivalents.....   $          --     $   185,866
    Accounts receivable ..........              --         247,973
    Employee and other receivables              --          26,974
    Inventories ..................              --         297,837
    Deferred income taxes ........              --         315,434
    Prepaid expenses .............              --         168,121
                                        -----------     -----------
       Total current assets ......              --       1,242,205

Net property, plant and equipment               --          13,145
Other noncurrent assets ..........              --           9,741
                                        -----------     -----------

       Total assets ..............   $          --      $1,265,091
                                       ============      =========



  Current liabilities:
Accounts payable .................   $          --     $ (92,070)
Accrued expenses .................              --       (96,955)
Accrued vacation .................              --       (11,201)
Deposits and advances ............              --        (4,433)
Accrued loss on disposal .........              --      (292,332)
Current portion of long-term debt               --        (4,050)
                                                       ---------
   Total current liabilities .....              --      (501,041)

       Deferred income taxes .....              --        (6,300)
                                                       ---------

            Total liabilities ....              --      (507,341)
                                      -------------    ---------

Net assets - discontinued operations $          --     $ 757,750
                                      =============    =========


         Revenues of the discontinued operations were $0, $3,312,300 and $2,916,231 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         Information regarding directors and officers of the Company is incorporated by reference from "Information Relating to Directors, Nominees, and Executive Officers" in the 1997 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 2, 1997.

         Information required by item 405 of Regulation S-K is incorporated by reference from "Compliance with section 16(a) of the Securities Exchange Act of 1934" in the 1997 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 2, 1997.

Item 11. Executive Compensation
-------------------------------

         Information regarding this item is incorporated by reference from "Executive Compensation" in the 1997 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 2, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 2, 1997.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         Information regarding this item is incorporated by reference from "Certain Transactions" in the 1997 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 2, 1997.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.
----------------------------------------------------------------------------

   (a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

     1.Financial Statements - Included in Part II, Item 8 of this report.
     --------------------------------------------------------------------
       Reports of Independent Accountants.
       Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Operations for the years ended
           December 31, 1996, 1995 and 1994.
       Consolidated Statements of Changes in Stockholders'Equity for the years ended December 31, 1996, 1995 and 1994.
       Consolidated Statements of Cash Flows for the years ended
           December 31, 1996,  1995 and 1994.
       Consolidated Notes to Financial Statements for the years ended
           December 31, 1996, 1995 and 1994.

     2. Financial Statements Schedules - Included in Part IV of this report:
     -----------------------------------------------------------------------
       Schedule II - Valuation and Qualifying Accounts.

       Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

     3. Exhibits - Included in Part IV of this report.
     -------------------------------------------------

       No reports on Form 8-K were filed in the 4th quarter of 1996.



                        TELS CORPORATION AND SUBSIDIARIES

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                           (of Continuing Operations)
                  Years ended December 31, 1996, 1995 and 1994

                                                                                  Other
                                                                                additions
                                                                Additions       reserves      Deductions -
                                                Balance,       charged to         from          doubtful         Balance,
                                               beginning        costs and       acquired        accounts          end of
    Allowance for doubtful receivables          of year         expenses        companies      written off         year
-------------------------------------------   -------------   --------------   ------------   --------------    ------------

         Years ended December 31:
                   1996                           $105,788         $ 10,196        $     -          $35,130       $  80,854
                                              -------------   --------------   ------------   --------------    ------------
                   1995                           $122,502         $ 13,331        $     -          $30,045        $105,788
                                              -------------   --------------   ------------   --------------    ------------
                   1994                           $ 59,930         $ 65,242        $19,032          $21,702        $122,502
                                              -------------   --------------   ------------   --------------    ------------




                                                                                  Other
                                                                                additions
                                                                Additions       reserves      Deductions -
                                                Balance,       charged to         from          warranty         Balance,
                                               beginning        costs and       acquired         repair           end of
             Warranty reserve                   of year         expenses        companies      written off         year
-------------------------------------        --------------    ------------   --------------   -------------   -------------

         Years ended December 31:
                   1996                            $17,976         $  2,400     $        -          $     -         $20,376
                                              -------------   --------------   ------------   --------------   -------------
                   1995                            $10,000         $  7,976     $        -          $     -         $17,976
                                              -------------   --------------   ------------   --------------   -------------
                   1994                            $16,752         $      -     $        -          $ 6,752         $10,000
                                              -------------   --------------   ------------   --------------   -------------




                                                                                  Other
                                                                                additions
                                                                Additions       reserves
                                                Balance,       charged to         from        Deductions -      Balance,
                                               beginning        costs and       acquired        inventory        end of
            Inventory reserve                   of year         expenses        companies      written off        year
-------------------------------------------   -------------   --------------   ------------   --------------   ------------

         Years ended December 31:
                   1996                           $ 59,932          $61,932     $        -      $         -       $121,864
                                              -------------   --------------   ------------   --------------   ------------
                   1995                           $ 52,932         $  7,000     $        -      $         -       $ 59,932
                                              -------------   --------------   ------------   --------------   ------------
                   1994                          $   6,500          $46,432     $        -      $         -       $ 52,932
                                              -------------   --------------   ------------   --------------   ------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                TELS Corporation
                                                ----------------
                                                  (Registrant)

April 14, 1997                                  By: /s/John L.     Gunter
------------------                              ------------------------------
     Date                                         John L. Gunter, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/John L. Gunter       Chairman of the Board of            April 14, 1997
-----------------       Directors, and CEO
John L. Gunter          (Principal Executive Officer)

/s/Willard H. Gardner   Director and Secretary              April 14, 1997
---------------------
Willard H. Gardner

/s/Stephen M. Nelson    Director, President and             April 14, 1997
--------------------    Treasurer
Stephen M. Nelson

/s/Deborah Walford      Controller                          April 14, 1997
------------------
Deborah Walford

(C) Exhibits

     3.1 Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

     3.2 By-laws, as amended, filed as Exhibit 3.2 to the Company's Registration Statement on form S-18, SEC File No. 2-93915-D, and incorporated herein by this.

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

     16.1 Letter on changes in Certifying Accountant filed as Exhibit 16 to the Company's form 8-K, filed on May 4, 1995, and incorporated herein by this reference.

     16.2 Letter on changes in Certifying Accountant filed as Exhibit 16 to the Company's form 8-K, filed on November 3, 1995, and incorporated herein by this reference.

     23.1 Consent of Certifying Accountants filed as Exhibit 23 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     22.1  Wholly owned Subsidiaries of TELS Corporation:
           TEL electronics, inc.
           MICROMEGA CORPORATION
           MedTech, Inc.
           D.J. GunTEL, Inc.
           Hash Tech, Inc.

     27.1 Article 5 Financial Data Schedule for year ended December 31, 1996, Form 10-K

                                   Exhibit 23

                      CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

We consent to the incorporation by reference in the registration statement of Tels Corporation on Form S-8, (File No. 333-17149, 333-17163, 333-17169) of our
report dated April 10, 1997, on our audit of the financial statements and financial statement schedule of TELS Corporation as of December 31, 1996 and 1995, and for each of the two years in the period ended December 31, 1996, which report is included in this Annual Report on Form 10-K.



COOPERS & LYBRAND L.L.P.

Salt Lake City, Utah
April 14, 1997



                        ACCOUNTANTS' CONSENT
                        --------------------

We consent to the incorporation by reference in the registration statement of Tels Corporation on Form S-8 of the TEL electronics, Inc. 1994 Outside Directors Plan, the 1993 TEL electronics, Inc. Stock Option and Incentive Plan, the 1984 Incentive Option Plan for Key Employees, the 1984 Non-Qualified Stock Option Plan, and the 1984 Executive Stock Bonus Plan of our report dated March 6, 1995, related to the consolidated statements of operation, stockholders' equity, and cash flows of TELS Corporation and subsidiaries for the year ended December 31, 1994, and related schedule, which report appears in the December 31, 1996 annual report on Form 10-K of TELS Corporation.


                                        KPMG Peat Marwick L.L.P.

Salt Lake City, Utah
April 14, 1997