Form 10QSB
period 1997-03-31
TELS CORP
filed 1997-05-15
CIK 756767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to


                           Commission File No. 0-12993
                           ---------------------------



                                TELS Corporation
                                ----------------
             (Exact name of registrant as specified in its charter)



             Utah                                                     87-0373840
-------------------------------                                       ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)



406 West South Jordan Parkway, Suite 250, South Jordan, Utah               84095
------------------------------------------------------------               -----
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

                                        YES    X         NO



The Registrant had issued and outstanding 3,891,774 shares of common stock on May 1, 1997.

                                TELS Corporation
                                ----------------


                                     INDEX
                                     -----


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----


     Consolidated Balance Sheets -- March 31, 1997, and December 31, 1996     3

     Consolidated Statements of Operations -- Three Months Ended
          March 31, 1997, and 1996, respectively                              4

     Consolidated Statements of Cash Flows -- Three Months Ended
          March 31, 1997, and 1996, respectively                              5

     Notes to Consolidated Financial Statements                               6

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7,8


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                9

     Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                   10



                                                 TELS Corporation
                                                 ----------------

                                            Consolidated Balance Sheets




                                                                                   March 31,      December 31,
                                                                                      1997            1996
                                     Assets                                        (Unaudited)      Audited
                                     ------                                        -----------    -----------

Current Assets
         Cash and cash equivalents .............................................   $    29,790    $    31,980
         Cash Investments ......................................................        62,829         62,399
         Trade Accounts receivable, less allowance for
             doubtful receivable of $ 113,860 and $ 127,852 respectively .......       658,094        736,771
         Employee and other receivables ........................................       115,304        117,692
         Inventories ...........................................................       734,440
                                                                                                      750,427
         Prepaid expenses ......................................................       145,935        158,367
         Deferred income taxes .................................................       210,471        195,368
                                                                                   -----------    -----------

                  Total current assets .........................................     1,956,863      2,053,004
                                                                                   -----------    -----------

         Property, plant and equipment, net ....................................       848,367        894,705
         Software development costs, net .......................................       151,386        146,142
         Intangible assets, net ................................................       178,987        199,144
         Deferred income taxes .................................................       683,606        657,709
         Other assets ..........................................................       165,985        161,673
                                                                                   -----------    -----------
                                                                                   $ 3,985,194    $ 4,112,377
                                                                                   ===========    ===========


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current Liabilities
         Current portion of long-term debt .....................................       747,413        624,276
         Trade accounts payable ................................................       274,167        401,433
         Accrued expenses ......................................................       281,105        308,233
         Accrued vacation ......................................................       100,997         92,716
         Deposits and advances .................................................       102,015        118,679
                                                                                   -----------    -----------

                  Total current liabilities ....................................     1,505,697      1,545,337
                                                                                   -----------    -----------

Long-term debt, excluding current installments .................................       221,502        235,739
                                                                                   -----------    -----------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 10,000,000 shares;
              issued and outstanding 3,891,774 and 3,891,274 respectively.......        77,835         77,835
         Additional paid-in capital ............................................     4,226,532      4,226,532
         Accumulated deficit ...................................................    (2,005,822)    (1,922,391)
         Deferred Compensation .................................................       (40,550)       (50,675)
                                                                                   -----------    -----------

                  Net stockholders' equity .....................................     2,257,995      2,331,301
                                                                                   -----------    -----------

                                                                                  $  3,985,194    $ 4,112,377
                                                                                   ===========     ===========








                       See accompanying notes to financial statements.



                                TELS Corporation
                                ----------------

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three months ended
                                                                    March 31 ,

                                                                1997          1996
                                                                -----         ----

Net sales ..............................................   $ 1,368,599    $ 1,839,006

Cost of goods sold .....................................       736,541      1,157,863
                                                           -----------    -----------

         Gross profit ..................................       632,058        681,143

Research and development expenses ......................        26,404         44,106

Selling, general and administrative expenses ...........       705,719        726,166
                                                            -----------   -----------

         Operating income (loss) .......................      (100,065)       (89,129)

Other income (expenses):
         Interest income ...............................         1,156          3,301
         Interest expense ..............................       (27,502)       (20,259)
         Other .........................................         3,480          6,438
                                                            -----------   -----------

         Net Other .....................................       (22,866)       (10,520)
                                                            -----------   -----------

         Income (loss) from  operations before
         income tax benefit (provision) ................      (122,931)       (99,649)

Income tax benefit, (provision) ........................        39,500         31,974
                                                            -----------   -----------

         Net income (loss) .............................   $   (83,431)   $   (67,675)
                                                           ===========    ===========






Net income (loss) per common and common equivalent share   $      (.02)   $      (.02)
                                                           ===========    ===========




















                 See accompanying notes to financial statements



                                TELS Corporation
                                ----------------

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                     Three months ended
                                                                                          March 31,

                                                                                       1997          1996
                                                                                       -----         ----

Cash flows from operating activities:
      Net income (loss) .........................................................   $ (83,431)   $ (67,675)
      Adjustments to reconcile net income  (loss)
          to net cash provided by operating activities:
              Depreciation of plant and equipment ...............................      60,152       73,022
              Amortization of other assets ......................................      20,157       21,594
              Amortization of software development costs ........................      25,931       22,644
              Deferred income taxes .............................................     (41,000)     (31,974)
Deferred compensation ...........................................................      10,125       15,175
              Changes in operating assets and liabilities:
                   Receivables ..................................................      81,065     (120,495)
                   Inventories ..................................................      15,987       89,280
                   Prepaid expenses .............................................      12,432      (50,712)
                   Other assets .................................................      (4,312)      13,365
                   Trade accounts payable and accrued expenses ..................    (146,113)    (171,427)
                   Deposits and advances ........................................     (16,664)     (27,012)
                   Non cash charges and working capital changes
                     of discontinued operations .................................                  350,064
                                                                                      -------      -------

                      Net cash (used in) provided by operating activities             (65,671)     115,849
                                                                                      -------      -------

Cash flows from investing activities:
      Capital expenditures ......................................................     (13,814)     (73,705)
      Software development costs ................................................     (31,175)     (15,674)
      Cash investments ..........................................................        (430)       1,859
      Gain (loss) on disposal of equipment ......................................                  (13,235)
                                                                                     ---------    ---------

                     Net cash (used in) investing activities ....................     (45,419)    (100,755)
                                                                                     ---------    ---------

Cash flows from financing activities:
      Net borrowings (payments) under line of credit agreement ..................     130,765      103,631
      Financing activities of discontinued operations ...........................                  (28,541)
      Principal payment on long-term debt .......................................     (21,865)     (41,417)
                                                                                     ---------     -------


                     Net cash provided by financing activities ..................     108,900       33,673
                                                                                    ---------    ---------

Net (decrease) increase in cash and cash equivalents ............................      (2,190)      48,767

Cash and cash equivalents at beginning of year ..................................      31,980       28,075

Cash and cash equivalents at end of quarter .....................................   $  29,790    $  76,842
                                                                                    =========    =========


Supplemental disclosures of cash flow information
      Cash paid during the quarter for interest .................................   $  27,502    $  20,259
                                                                                    =========    =========








                 See accompanying notes to financial statements

                                TELS Corporation
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

      The financial statements for the three months ended March 31, 1997 and 1996, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented. The financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996, 1995 and 1994 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.The results for the three months ended March 31, 1997, are not necessarily indicative of the results for the year ending December 31, 1997.

2.    Earnings Per Share

      Earnings per common and common equivalent share is computed based on the weighted average number of shares outstanding. For purposes of this computation, stock options and warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1997 or 1996 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,774 and 3,891,274, respectively, for the three months ended March 31, 1997 and 1996.

3.    Consolidated Financial Statements

      For the quarter ended March 31, 1997, all material intercompany accounts and transactions have been eliminated in consolidation.

      Inventories at March 31, 1997 and December 31, 1996 consisted of the following:

                                                  1997             1996
                                                  ----             ----

          Finished goods                       $ 75,992         $ 52,795
          Work-in-process                       195,851          235,483
          Raw material and supplies             584,461          584,013
          Reserve for obsolete inventory       (121,864)        (121,864)
                                               --------         --------
                                               $734,440         $750,427
                                               ========         ========

4.    Impact of Recently Adopted Accounting Standards

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending December 31, 1997.

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

                                TELS Corporation
                                ----------------

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

Results of operations for the three months ended March 31, 1997 compared to March 31, 1996

         Consolidated net sales for the first quarter of 1997 decreased 26% to $1,368,599 when compared to $1,839,006 of net sales for the first quarter 1996. The decrease is primarily due to reduced sales in the contract manufacturing sector of $495,341 or 37% for the first quarter of 1997, due to lower overall industry sales, increased product competition, and timely product delivery problems. The decrease in contract manufacturing sales was offset somewhat by increased sales of $58,288 or 12% in the telecommunication products for the first quarter of 1997. This increase was mostly due to sales from new products, INN-FORM EXPRESS and WIN-SENSE.

         Gross profit decreased to $632,058, a reduction of $49,085 when compared to gross profit for the first quarter of 1996 of $681,143. The gross profit margin as a percentage of sales increased to 46.2% for the first quarter of 1997, compared to 37% for the first quarter of 1996. The increase in the gross profit margin as a percent of sales is due primarily to the lower sales levels and higher margins in the contract manufacturing sector which represented 62% of total sales in 1997, compared to 73% of total sales in 1996. The contract manufacturing sector's gross profit margin increased from 22% in 1996 to 29% for the first quarter of 1997.

         For the first quarter of 1997, total research and development costs including amortization of previously capitalized development expenses, were $57,579 compared to $66,750 for the same period in 1996. Management of the Company believes that it will be necessary to increase its level of research and development in 1997 to keep its current product line up to date and to take advantage of technology changes which the Company expects to develop.

         Selling, general and administrative expenses decreased to $705,719, or 3%, for the first quarter of 1997, when compared to $726,166 for the first quarter of 1996. The decrease in administrative expense was offset by selling expense associated with the WIN-SENSETM product introduction. As a percentage of net sales, administrative expenses were 52% for the first quarter of 1997, compared to 40% for the first quarter of 1996. Management intends to continue to reduce administrative expenses until such time that sales activities warrant any expansion and/or growth.

                                TELS Corporation
                                ----------------

         The Company reported a consolidated net loss from continuing operations for the first quarter of 1997 of $83,431, or $.02 per share. This is a slight decrease when compared to the first quarter net loss of $67,675, or $.02 per share for the same period in 1996. Management of the Company believes that profitability will improve in the second quarter as a result of reductions in expenses, increased sales from telecommunication products, and improved gross profit margins.

Liquidity and Capital Resources

         As of March 31, 1997, the Company reported current assets of $1,956,853 and current liabilities of $1,505,697, resulting in net working capital of $451,166. This is a decrease of $56,501 when compared to net working capital of $507,667 at December 31, 1996. Working capital provided by financing activities was used to purchase equipment of $13,814, for capitalized software development costs of $31,175, and to reduce accounts payable of $146,113. The Company utilized its line of credit which increased by $130,765. These borrowings were used to fund working capital needs and to reduce long term debt by $21,865. The Company is in violation of certain debt covenants under the terms of its loan agreements. Though the Company has obtained waivers of these violations, the Company will not pursue the appropriate waivers for expected violations subsequent to March 31, 1997, from the lending institution because the Company has been notified that this line of credit will not be renewed in May, 1997. The Company expects to refinance this line of credit by entering into a new line of credit with similar terms with a different lender. If the Company is unable to obtain a new line of credit with another lender, it would not be able to continue to operate at its current level. The Company has entered into negotiations with lending institutions to replace this line of credit and is considering various alternatives, including the refinancing of real property to raise additional funds. The Company is continuing its efforts to find additional financing through investment equity which may be needed to fund operations, future acquisitions and final development and marketing of new products under consideration. The Company is evaluating its existing system for compliance with the year 2000 and has not determined the modifications, if any, that will be required. The telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to generate a profitable level of sales.










                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                TELS Corporation
                                ----------------

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending March 31, 1997.

         (b). Reports on Form 8-K:

                No reports on form 8-K were filed in the first quarter of 1997.











                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                TELS Corporation
                                ----------------

                                   Signatures
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TELS Corporation
                                                    ----------------



Dated:  May 15, 1997                                By:  /s/ Stephen M. Nelson
--------------------                                --------------------------
                                                    Stephen M. Nelson
                                                    President and Treasurer


Dated:  May 15, 1997                                By:  /s/ Melody Rasmussen
---------------------                               ---------------------------
                                                    Melody Rasmussen
                                                    Controller
                                                    and Chief Financial Officer