Form 10QSB
period 1997-06-30
TELS CORP
filed 1997-08-14
CIK 756767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to



                           Commission File No. 0-12993



                                TELS Corporation
             (Exact name of registrant as specified in its charter)



             Utah                                                    87-0373840
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                               Identification No.)



406 West South Jordan Parkway, Suite 250, South Jordan, Utah              84095
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (801) 571-1182



Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES    X         NO



The Registrant had issued and outstanding 3,891,774 shares of common stock on August 1, 1997.

                                TELS Corporation


                                     INDEX


PART I. FINANCIAL INFORMATION                                           Page

Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996       3

Consolidated Statements of Operations -- Six and Three Months            4
     Ended June 30, 1997 and 1996, respectively

Consolidated Statements of Cash Flows -- Six Months Ended                5
     June 30, 1997 and 1996, respectively

Notes to Consolidated Financial Statements                               6

Management's Discussion and Analysis of Financial                        7,8
     Condition and Results of Operations


PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings                                               9

Item 4.  Submission of Matters to a Vote of Security Holders             9

Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                               10


                                TELS Corporation

                           Consolidated Balance Sheets



                                                                                     June 30,       December 31,
                                                                                       1997            1996
                    Assets                                                          (Unaudited)      Audited
                    ------                                                          -----------    -----------

Current Assets
         Cash and cash equivalents .............................................   $    87,114    $    31,980
         Cash investments ......................................................        63,614         62,399
         Trade accounts receivable, less allowance for
              doubtful receivables of $ 116,633 and $ 127,852 respectively .....       764,203        736,771
         Employee and other receivables ........................................       110,499        117,692
         Inventories ...........................................................       718,049        750,427
         Prepaid expenses ......................................................       143,082        158,367
         Deferred income taxes .................................................       195,368        195,368
                                                                                   -----------    -----------

                  Total current assets .........................................     2,081,929      2,053,004
                                                                                   -----------    -----------

         Property, plant and equipment, net ....................................       797,449        894,705
         Software development costs, net .......................................       171,891        146,142
         Intangible assets, net ................................................       159,330        199,144
         Deferred income taxes .................................................       696,108        657,709
         Other assets ..........................................................       181,092        161,673
                                                                                   -----------    -----------
                                                                                   $ 4,087,799    $ 4,112,377
                                                                                   ===========    ===========


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current Liabilities
         Current portion of long-term debt .....................................       706,666        624,276
         Trade accounts payable ................................................       372,962        401,433
         Accrued expenses ......................................................       296,799        308,233
         Accrued vacation ......................................................       102,126         92,716
         Deposits and advances .................................................       109,822        118,679
                                                                                   -----------    -----------

                  Total current liabilities ....................................     1,588,375      1,545,337
                                                                                   -----------    -----------

Long-term debt, excluding current installments .................................       210,200        235,739
                                                                                   -----------    -----------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 10,000,000 shares;
              issued and outstanding 3,891,774 and 3,891,774 respectively.......        77,835         77,835
         Additional paid-in capital ............................................     4,226,532      4,226,532
         Accumulated deficit ...................................................    (1,984,718)    (1,922,391)
         Deferred compensation .................................................       (30,425)       (50,675)
                                                                                    -----------    -----------

                  Net stockholders' equity .....................................     2,289,224      2,331,301
                                                                                    -----------    -----------


                                                                                   $ 4,087,799    $ 4,112,377
                                                                                   ===========    ===========









                       See accompanying notes to financial statements.



                                TELS Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                 Three months ended        Six months ended
                                                                     June 30 ,                 June 30,

                                                                 1997          1996       1997         1996
                                                                 -----        -----       -----        ----

Net sales ................................................   $ 1,628,804   $ 1,692,771 $ 2,997,403  $ 3,531,777

Cost of goods sold .......................................       826,594       852,605   1,563,135    2,010,468
                                                             -----------   ----------- -----------  -----------

         Gross Profit ....................................      802,210        840,166   1,434,268    1,521,309

Research and development expenses ........................       44,040         23,246      70,444       67,352

Selling, general and administrative expenses .............      717,164        820,112   1,422,883    1,546,278
                                                            -----------    -----------  ----------- -----------

         Operating income (loss) .........................       41,006         (3,192)    (59,059)     (92,321)

Other income (expenses):
         Interest income .................................        3,564          2,549       4,720        5,850
         Interest expense ................................      (21,982)       (26,294)    (49,484)     (46,553)
         Other ...........................................        2,617         (1,355)      6,097        5,083


         Net Other .......................................      (15,801)       (25,100)    (38,667)     (35,620)
                                                             -----------    -----------  ----------  -----------

         Income (loss) from  operations before
         income tax benefit (provision) ..................       25,205        (28,292)    (97,726)     (127,941)

Income tax benefit, (provision) ..........................       (4,101)        (6,922)     35,399        25,052
                                                             -----------    -----------   ---------  ------------

         Net income (loss) ............................... $     21,104    $   (35,214)  $ (62,327)  $  (102,889)
                                                            ============     ===========   =========  ============






Net income (loss) per common and common equivalent share.. $        .01    $      (.01)  $     (.02) $      (.03)
                                                           ============     ===========   ==========  ===========










                                  See accompanying notes to financial statements



                                                 TELS Corporation

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                                Six months ended
                                                                                    June 30,

                                                                                1997         1996
                                                                            -----------  ------------

Cash flows from operating activities:
      Net income (loss) .................................................   $ (62,327)   $(102,889)
      Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
              Depreciation of plant and equipment .......................     120,452      156,697
              Amortization of other assets ..............................      39,812       81,510
              Amortization of software development costs ................      53,101       44,726
              Deferred income taxes .....................................     (38,399)      50,974
              Deferred compensation .....................................      20,250       30,250
              Changes in operating assets and liabilities:
                   Receivables ..........................................     (20,239)     297,604
                   Inventories ..........................................      32,378      163,252
                   Prepaid expenses .....................................      15,285      (45,650)
                   Other assets .........................................     (19,418)      31,379
                   Trade accounts payable and accrued expenses ..........     (30,495)    (201,236)
                   Deposits and advances ................................      (8,857)     (94,400)
                   Non cash charges and working capital changes
                     of discontinued operations .........................                  420,599
                                                                             ---------   ---------
                      Net cash provided by operating activities .........     101,543      832,816
                                                                             ---------   ---------

Cash flows from investing activities:
      Capital expenditures ..............................................     (23,196)     (76,029)
      Software development costs ........................................     (78,850)     (27,606)
      Cash investments ..................................................      (1,215)       2,880

                     Net cash (used in) investing activities ............    (103,261)    (130,235)
                                                                             ---------   ---------

Cash flows from financing activities:
      Net (payments) borrowings under line of credit agreement ..........     116,416     (336,646)
      Financing activities of discontinued operations ...................                 (159,738)
      Principal payment on long-term debt ...............................     (59,564)    (134,772)
                                                                             ---------   ---------


                     Net cash (used in) provided by  financing activities      56,852     (631,156)
                                                                             ---------   ---------

Net increase in cash and cash equivalents ...............................      55,134       71,425

Cash and cash equivalents at beginning of year ..........................      31,980       28,075

Cash and cash equivalents at end of quarter .............................   $  87,114    $  99,500
                                                                            =========    =========









                                  See accompanying notes to financial statements

                                TELS Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

      The financial statements for the three and six months ended June 30, 1997 and 1996, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented. The financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996 and 1995 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

      The results for the six months ended June 30, 1997, are not necessarily indicative of the results for the year ending December 31, 1997.

2.    Earnings Per Share

      Earnings per common and common equivalent share is computed based on the weighted average number of shares outstanding. For purposes of this computation, stock options and warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1997 or 1996 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,774 for the three and six months ended June 30, 1997, and 3,892,274 for the three and six months ended June 30, 1996.

3.    Consolidated Financial Statements

      For the periods ended June 30, 1997, and 1996, all material intercompany accounts and transactions have been eliminated in consolidation.

      Inventories at June 30, 1997 and December 31, 1996 consisted of the following:

                                                 1997              1996
                                               --------         --------
          Finished goods                     $   48,502       $   52,795
          Work-in-process                       145,310          235,483
          Raw Materials and supplies            646,101          584,013
          Reserve for obsolete inventory       (121,864)        (121,864)
                                               --------         --------
                                             $  718,049       $  750,427

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

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997
                            COMPARED TO JUNE 30, 1996

         Consolidated net sales for the six months ended June 30, 1997, decreased by 15% to $2,997,403 when compared to $3,531,777 of net sales for the six months of 1996. Consolidated net sales of $1,628,804 decreased by 4% when compared to the second quarter of 1996 sales of $1,692,771. The decrease in sales is due primarily to a decline in revenue from the manufacturing division where sales decreased 27% for the first half of 1997, when compared with the same period of 1996. This decrease in sales in the manufacturing division was offset somewhat by an increase in sales in the telephone call accounting division where sales increased by 15% for the six months ending June 30, 1997, when compared to the same period in 1996. This increase in telephone call accounting sales is due to new products released in early 1997, increased sales from the Company's dealer distribution channel, and through national accounts.

         Gross profit for the second quarter of 1997, decreased to $802,210, a reduction of $37,956 when compared to gross profit for the second quarter of 1996 of $840,166. The gross profit margin as a percentage of sales was 49% for the second quarter of 1997, compared to 50% for the second quarter of 1996. The gross profit margin for the first half of 1997 improved to 48% when compared to 43% for the first half of 1996. This change is due to increased sales levels of telephone call accounting products and reductions in manufacturing costs at HTI. For the first half of 1997, the Company's sales of telephone call accounting products increased from 31% of total sales in 1996, to 42% of total sales in 1997. The telephone call accounting products have traditionally had a higher gross profit margin than products and service sales in the manufacturing sector.

         Total research and development expenses including amortization of previously capitalized development costs for the second quarter and six months of 1997 were $44,040 and $70,444 respectively, compared to $23,246 and $67,352 for the same periods in 1996. The Company is continuing its research and development efforts on products which bring together technological advances in the telecommunications industry and believes that it will be necessary to increase its level of research and development in 1997 to take advantage of technology changes which are expected to develop.

                                TELS Corporation

         Selling, general and administrative expenses were $717,164 for the second quarter of 1997, compared to $820,112 for the second quarter of 1996. This decrease of $102,948, or 13%, in 1997, is mainly due to continuing expense reductions implemented by management of the Company. As a percentage of net sales, administrative expenses were 44% for the second quarter of 1997, and 48% for the second quarter of 1996. For the six months ending June 30, 1997, selling, general and administrative expenses were $1,422,883 compared to $1,546,278 for 1996. The reductions in administrative expenses in the six months ending June 30, 1997, were offset somewhat by increased selling expenses incurred to introduce the WIN-SENSETM and INN-FORMR Express telephone call accounting products begun in late 1996 and continuing into 1997. Management of the Company is continuing its efforts to reduce administrative expenses until such time that increased sales revenues warrant any expansion and/or growth.

         The Company reported consolidated net income from operations for the second quarter of 1997 of $21,104. This is a significant improvement when compared to the second quarter net loss of $35,214 for 1996. For the six months ending June 30, 1997, the Company incurred a net loss of $62,327 compared to a net loss of $102,889 for the same period of 1996. This favorable change in net loss can be attributed to the increased sales levels of telecommunications products and lower manufacturing and administrative expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company reported current assets of $2,081,929, and current liabilities of $1,588,375, resulting in net working capital of $493,554. This is a decrease of $14,113 when compared to net working capital of $507,667 at December 31, 1996. Working capital provided by operating and financing activities was used to purchase equipment of $23,196, for capitalized software development costs of $78,850, and to reduce accounts payable of $30,495. The Company increased its borrowing under its line of credit by $116,416, and reduced long term debt by $59,564. The Company was able to replace its line of credit facility by entering into a new inventory and accounts receivable financing agreement with a new lender on July 1, 1997. The agreement is for twenty four months, with interest at prime plus 3%. Management of the Company anticipates that additional financing through debt and/or equity will be needed to fund sales growth, operations, future acquisitions, and final development and marketing of new products under consideration.

                                TELS Corporation


                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         See items previously reported on Form 10-QSB for the quarterly period ended March 31, 1997.

Item 4.  Submission of Matters to a vote of Security Holders.

          The annual meeting of shareholders was held on June 2, 1997 at which time Willard H. Gardner, Stephen M. Nelson and Ming-Tzong Chen were re-elected to serve as directors. Mr. Gardner and Mr. Nelson will serve three year terms expiring in 2000, Mr. Chen will serve a one year term expiring in 1998. Affirmative votes cast for Mr. Gardner were 3,152,948, with 179,620 votes withheld or abstained, and 0 votes against. The affirmative votes represented 95% of the total shares voted. Affirmative votes cast for Mr. Nelson were 3,157,848, with 174,720 votes withheld or abstained, and 0 votes against. The affirmative votes represented 95% of the total shares voted. Affirmative votes cast for Mr. Chen were 3,148,348, with 184,220 votes withheld or abstained, and 0 votes against. The affirmative votes represented 94% of the total shares voted.

Item 6.  Exhibits and Reports on Form 8-K.

          (b). Reports on Form 8-K:

          No reports on Form 8-K were filed for the quarter ending June 30, 1997

                                TELS Corporation

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TELS Corporation



Dated:  August 14, 1997                       By:  /s/ Stephen M. Nelson
                                              ---------------------------

                                              Stephen M. Nelson, President



Dated:  August 14, 1997                       By:  /s/ Melody Rasmussen
                                              ---------------------------

                                              Melody Rasmussen, Controller