Form 10QSB
period 1997-09-30
TELS CORP
filed 1997-11-12
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM     TO


                           Commission File No. 0-12993



                                TELS Corporation
                                ----------------
       (Exact name of small business issuer as specified in its charter)



 Utah                                                                 87-0373840
 ----                                                                 ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)



 705 East Main Street, American Fork, Utah                                 84003
 ------------------------------------------                                -----
(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number, including area code: (801) 756-9606



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]



The Registrant had issued and outstanding 3,891,774 shares of common stock on October 31, 1997.

                                TELS Corporation


                                     INDEX


PART I. FINANCIAL INFORMATION                                              Page


        Consolidated Balance Sheets -- September 30, 1997                   3
                  and December 31, 1996

        Consolidated Statements of Operations -- Three and Nine Months      4
                  Ended September 30, 1997 and 1996, respectively

        Consolidated Statements of Cash Flows -- Nine Months Ended          5
                  September 30, 1997 and 1996, respectively

        Notes to Consolidated Financial Statements                          6


        Management's Discussion and Analysis of Financial                 7,8
                  Condition and Results of Operations


PART 11. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         9

         Item 6.  Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                                 10

                                TELS Corporation

                           Consolidated Balance Sheets





                                                                                   September 30,   December  31,
                                                                                       1997             1996
                                     Assets                                         (Unaudited)       Audited
                                     ------                                         -----------    ------------

Current Assets
         Cash and cash equivalents .............................................   $    58,275    $    31,980
         Cash investments ......................................................        66,159         62,399
         Trade accounts receivable, less allowance for
              doubtful receivables of $ 123,038 and $ 127,852 respectively .....       897,212        736,771
         Employee and other receivables ........................................       112,117        117,692
         Inventories ...........................................................       709,139        750,427
         Prepaid expenses ......................................................       112,724        158,367
         Deferred income taxes .................................................       225,248        195,368
                                                                                   -----------    -----------

                  Total current assets .........................................     2,180,874      2,053,004
                                                                                   -----------    -----------

         Property, plant and equipment, net ....................................       758,449        894,705
         Software development costs, net .......................................       178,540        146,142
         Intangible assets, net ................................................       140,124        199,144
         Deferred income taxes .................................................       631,826        657,709
         Other assets ..........................................................       187,180        161,673
                                                                                   -----------    -----------
                                                                                   $ 4,076,993    $ 4,112,377
                                                                                   ===========    ===========


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current Liabilities
         Current portion of long-term debt .....................................       685,992        624,276
         Trade accounts payable ................................................       371,632        401,433
         Accrued expenses ......................................................       213,681        308,233
         Accrued vacation ......................................................       100,892         92,716
         Deposits and advances .................................................       116,546        118,679
                                                                                   -----------    -----------

                  Total current liabilities ....................................     1,488,743      1,545,337
                                                                                   -----------    -----------

Long-term debt, excluding current installments .................................       197,335        235,739
                                                                                   -----------    -----------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 10,000,000 shares;
              issued and outstanding 3,891,774 and 3,891,774 respectively.......        77,835         77,835
         Additional paid-in capital ............................................     4,226,532      4,226,532
         Accumulated deficit ...................................................    (1,893,152)    (1,922,391)
         Deferred compensation .................................................       (20,300)       (50,675)
                                                                                   -----------    -----------

                  Net stockholders' equity .....................................     2,390,915      2,331,301
                                                                                   -----------    -----------


                                                                                   $ 4,076,993    $ 4,112,377
                                                                                   ===========    ===========









                 See accompanying notes to financial statements.

                                TELS Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                  Three months ended             Nine months ended
                                                                     September 30,                 September 30,

                                                                  1997          1996           1997           1996
                                                                 -----          -----         -----          -----

Net sales ................................................   $ 1,719,386    $ 1,671,874   $  4,716,789    $ 5,203,651

Cost of goods sold .......................................       753,288        936,747      2,316,423      2,947,215
                                                             -----------    -----------   ------------    -----------

         Gross profit ....................................       966,098        735,127      2,400,366      2,256,436

Research and development expenses ........................        29,780         14,458        100,224         81,810

Selling, general and administrative expenses .............       776,010        678,845      2,198,893      2,225,124
                                                             -----------    -----------    -----------    -----------

         Operating income (loss) .........................       160,308         41,824        101,249        (50,498)

Other income (expenses):
         Interest income .................................         6,428          1,564         11,148          7,414
         Interest expense ................................       (37,603)       (26,808)       (87,088)       (73,361)
         Other ...........................................           949         26,372          7,049         31,455
                                                             -----------    -----------     -----------    -----------

         Net other .......................................       (30,226)         1,128        (68,891)       (34,492)
                                                             -----------    -----------     -----------    -----------

         Income (loss) from  operations before
                  income tax benefit (provision) .........       130,082         42,952         32,356        (84,990)

Income tax benefit, (provision) ..........................       (38,518)       (13,553)        (3,119)        11,499
                                                             -----------    -----------     -----------    -----------

         Net income (loss) ...............................  $     91,564    $    29,399    $    29,239    $   (73,491)
                                                             ===========     ==========     ===========    ===========




Net income (loss) per common and common equivalent share..  $        .02    $       .01    $       .01    $      (.02)
                                                             ===========     ===========    ===========    ===========








                 See accompanying notes to financial statements



                                TELS Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                               Nine months ended
                                                                                 September 30,
                                                                               1997         1996
                                                                            ---------     ---------
Cash flows from operating activities:
      Net income (loss) .................................................   $  29,239    $ (73,491)
Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
              Depreciation of plant and equipment .......................     180,752      218,796
              Amortization of other assets ..............................      59,020       60,900
              Amortization of software development costs ................      81,127       55,559
              Deferred income taxes .....................................      (3,997)      36,520
              Deferred compensation .....................................      30,375       37,875
              Changes in operating assets and liabilities:
                   Receivables ..........................................    (154,866)     184,787
                   Inventories ..........................................      41,288      168,969
                   Prepaid expenses .....................................      45,643     (102,987)
                   Other assets .........................................     (25,507)     (15,157)
                   Trade accounts payable and accrued expenses ..........    (116,177)    (128,470)
                   Deposits and advances ................................      (2,133)      22,740
                   Non cash charges and working capital changes
                     of discontinued operations .........................                  367,436
                                                                            ---------    ---------
                      Net cash provided by operating activities .........     164,764      833,477
                                                                            ---------    ---------

Cash flows from investing activities:
      Capital expenditures ..............................................     (44,496)     (56,460)
      Software development costs ........................................    (113,525)     (38,774)
      Cash investments ..................................................      (3,760)       3,713
      Loss on disposal of equipment .....................................                  (29,480)
                                                                             ---------    ---------

                     Net cash used in investing activities ..............    (161,781)    (121,001)
                                                                             ---------    ---------

Cash flows from financing activities:
      Net (payments) borrowings under line of credit agreement ..........     100,739     (458,244)
      Financing activities of discontinued operations ...................                  (72,061)
      Principal payment on long-term debt ...............................     (77,427)    (153,824)
      Proceeds from issuance of common stock ............................                    2,700
                                                                             ---------    ---------

                     Net cash (used in) provided by  financing activities      23,312     (681,429)
                                                                             ---------    ---------

Net increase in cash and cash equivalents ...............................      26,295       31,047

Cash and cash equivalents at beginning of year ..........................      31,980       28,075

Cash and cash equivalents at end of quarter .............................   $  58,275    $  59,122
                                                                             =========    =========









                 See accompanying notes to financial statements

                                TELS Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

      The financial statements for the three and nine months ended September 30, 1997 and 1996, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented. The financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996 and 1995 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

      The results for the nine months ended September 30, 1997, are not necessarily indicative of the results for the year ending December 31, 1997.

2.    Earnings Per Share

      Earnings per common and common equivalent share is computed based on the weighted average number of shares outstanding. For purposes of this computation, stock options and warrants are treated as common stock equivalents at issuance. Stock options and stock warrants are not included in the 1997 or 1996 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,774 for the three and nine months ended September 30, 1997, and 4,025,200 and 3,899,819 for the three and nine months ended September 30, 1996.

3.    Consolidated Financial Statements

      For  the  periods  ended  September  30,  1997,  and  1996,  all  material
      intercompany   accounts  and   transactions   have  been   eliminated   in
      consolidation.

4.    Inventories

      Inventories at September 30, 1997 and December 31, 1996 consisted of the following:
                                                      1997            1996
                                                   ---------       ---------
          Finished goods                          $   46,928      $   52,795
          Work-in-process                            142,435         235,483
          Raw Materials and supplies                 623,925         584,013
          Reserve for obsolete inventory            (104,149)       (121,864)
                                                   ---------       ---------
                                                  $  709,139      $  750,427
                                                  ==========       =========

5.    Impact of Recently Adopted Accounting Standards

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

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                         COMPARED TO SEPTEMBER 30, 1996

         Consolidated 1997 third quarter net sales of $1,719,386 increased by 3% when compared to the third quarter of 1996 sales of $1,671,874. Consolidated net sales for the nine months ended September 30, 1997, decreased by 9% to $4,716,789 when compared to $5,203,651 of net sales for the same nine month period of 1996. The decrease in sales is due primarily to a decline in net sales from the manufacturing division, HTI, where sales decreased 22% for the first nine months of 1997, when compared with the same period of 1996. This decrease in sales in the manufacturing division was offset somewhat by an increase in sales in the telephone call accounting division where sales increased by 14% for the nine months ending September 30, 1997, when compared to the same period in 1996. This increase in telephone call accounting sales is due to new products released in early 1997, to increased sales from the Company's dealer distribution channel, and to increased sales through national accounts.

         Gross profit for the third quarter of 1997, increased to $966,098, an increase of $230,971 when compared to gross profit for the third quarter of 1996 of $735,127. The gross profit margin as a percentage of sales was 56% for the third quarter of 1997, compared to 44% for the third quarter of 1996. The gross profit margin for the nine months ending September 30, 1997 improved to 51% when compared to 43% for the nine months ending September 30, 1996. This change is due to increased sales levels of telephone call accounting products and reductions in manufacturing costs in the contract manufacturing business. For the nine months ended September 30, 1997, the Company's sales of telephone call accounting products increased from 33% of total sales in 1996, to 42% of total sales in 1997. The telephone call accounting products have traditionally had a higher gross profit margin than products and service sales in the manufacturing sector.

                                TELS Corporation

         Total research and development expenses including amortization of previously capitalized development costs for the third quarter and nine months ending September 30, 1997 were $29,780 and $100,224 respectively, compared to $14,458 and $81,810 for the same periods in 1996. The Company is continuing its research and development efforts on products which bring together technological advances in the telecommunications industry and believes that it will be necessary to increase its level of research and development in 1997 to take advantage of technology changes which the Company hopes to develop.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 decreased by $26,231 to $2,198,893 when compared to $2,225,124 for the same period in 1996. For the third quarter of 1997, selling, general and administrative expenses were $776,010, an increase of $97,165, or 14%, when compared to $678,845 for the third quarter of 1996. As a percentage of net sales, selling, general and administrative expenses were 45% for the third quarter of 1997, and 41% for the third quarter of 1996. This increase in selling, general and administrative expenses is mainly due to additional selling expenses incurred to introduce the WIN-SENSETM and INN-FORMR Express telephone call accounting products which began in late 1996 and continuing into 1997. Management of the Company is continuing its efforts to reduce administrative expenses until such time that increased sales revenues warrant any expansion and/or growth.

         The Company reported consolidated net income from operations for the third quarter of 1997 of $91,564 or $.02 per share. This is an increase of 311% when compared to the third quarter net income of $29,399 for 1996. For the nine months ending September 30, 1997, the Company reported net income of $29,237 compared to a net loss of $73,491 for the same period of 1996. This favorable change in net income can be attributed to the increased sales levels of telecommunications products and lower manufacturing expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company reported current assets of $2,180,874, and current liabilities of $1,488,743, resulting in net working capital of $692,131. This is an increase of $151,924 when compared to net working capital of $507,667 at December 31, 1996. Working capital provided by operating and financing activities was used to purchase equipment of $44,496, for capitalized software development costs of $113,525, and to reduce accounts payable and accrued expenses of $116,177. The Company increased its borrowing under its line of credit by $100,739, and reduced long term debt by $77,427. Management of the Company anticipates that additional financing through debt and/or equity will be needed to fund sales growth, operations, future acquisitions, and final development and marketing of new products under consideration.

                                TELS Corporation


                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         On February 2, 1996, the former owners of Hash Tech (Plaintiffs) filed a complaint in the Superior Court for the County of Santa Clara, California, against the Company and several of its officers and directors in their individual and representative capacities, and also against HTI, a wholly owned subsidiary of the Company. The Plaintiffs have alleged causes of action for recision of a certain "Asset Purchase Agreement" dated March 31, 1994, civil conspiracy, fraud, violation of California securities laws, common law gender discrimination, and intentional infliction of emotional distress. The Company and its officers deny any wrongdoing in regard to the above allegations. On October 7, 1997, the Company filed a cross-complaint in the Superior Court for the County of Santa Clara, California against the Plaintiffs for breach of "non compete agreements," breach of a "Severance Agreement," and intentional or negligent misrepresentation.

         On October 14, 1997, the Third Judicial District Court of Salt Lake City, Utah, granted a stay in the proceedings.

         See items previously reported on Form 10-QSB for the quarterly period ended March 31, 1997 and June 30, 1997.

         NASDAQ Market Listing
         ---------------------

         On August 25, 1997 NASDAQ implemented new requirements for maintaining NASDAQ stock listings. To maintain a NASDAQ listing of a company's stock, effective 6 months from August 25, 1997, a company must at a minimum: be registered under Section 12(g) of the Securities and Exchange Act of 1934 or equivalent; have net tangible assets of $2,000,000; have 500,00 shares of stock in the Public Float; have a market value of $1,000,000 for the Public Float Shares; have two Market Makers; have a Bid Price of $1.00; and have a minimum of 300 shareholders. The Company complies with all new NASDAQ requirements except the minimum Bid Price of Company Stock. The Company cannot provide any assurance that it will meet the bid price by this deadline. If the Company ceases to be listed on the Nasdaq Small-Cap Market, it may continue to be listed on the OTC-Bulletin Board.


Item 6.  Exhibits and Reports on Form 8-K.

         (a).  Exhibits:

               Exhibit 27, Financial Data Schedule

         (b).  Reports on Form 8-K:

               No reports on Form 8-K were filed for the quarter ending September 30, 1997.

                                TELS Corporation

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TELS Corporation
                                                    ----------------



Dated:  November 11, 1997                           By:  /s/ Stephen M. Nelson
-------------------------                           ---------------------------
                                                    Stephen M. Nelson, President



Dated:  November 11, 1997                           By:  /s/ Melody Rasmussen
-------------------------                           ---------------------------
                                                    Melody Rasmussen, Controller