Form 10-K
period 1997-12-31
TELS CORP
filed 1998-03-31
CIK 756767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                          Commission File No. 0-12993
                          ---------------------------

                                TELS Corporation
                 (Name of small business issuer in its charter)


UTAH                                                                  87-0373840
----                                                                  ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

705 East Main Street, American Fork, Utah                                  84003
-----------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (801)756-9606

          Securities registered pursuant to Section 12 (b) of the Act:
                                     "None"

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.02 par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES [X] NO

Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's  revenues for its most recent fiscal year were $6,195,060.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant as of February 28, 1998, was approximately $1,290,494.

The issuer had issued and outstanding 3,891,819 shares of its common stock on February 28, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections of portions of the registrant's 1998 Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III hereof.

                                     PART I
Item 1. Business

Introduction
------------

         TELS Corporation, ("TELS", the "Company" or "Registrant"-NASDAQ:"TELS") is a Utah Corporation, incorporated in February, 1981, with its principal executive offices at 705 East Main Street, American Fork, Utah, 84003, telephone number (801) 756-9606.

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

General
-------

         TELS products and services are divided into two different product and service sectors: first, and the most typical products for the Company for the last 17 years, the telecommunications products, are used to provide management, accounting, and billing information to various business, education, and government entities, but primarily to the lodging industry; and second, the manufacturing and assembly operation, which provides comprehensive full service turnkey or consignment contract manufacturing services. The Company's continuing segment information is provided in Note 14 of the financial statements.

Products and Services
---------------------

         The Company distributes its telecommunication products through dealers, distributors, management companies, and national account chains throughout the United States.

         The INN-FORM/XL(R) product continues to account for a majority of the Company's telecommunications sector sales, followed by the INN-SURETM, which provides answer detection and verification for phone calls. The telecommunication division accounted for 44% of consolidated sales for 1997. The manufacturing and assembly operation accounted for approximately 56% of consolidated sales for 1997.

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

         INN-FORM EXPRESSTM. This product, released in 1996, is an expanded version of INN-FORM/XL and the INN-FORM PLUS, with new capabilities for custom needs of users.

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

         WIN-SENSETM. This Windows(R)-based business call accounting PC software system, distributed in 1997, has been designed to compete favorably with competitive products in the telephone call accounting business applications market. WIN-SENSE has graphical representations in full color, with intuitive commands and processes.

         INN-SURETM. This product provides answer detection-verification information. In many cases, telephone bills generated by long-distance companies (and typically by most companies, to include hotels and motels) have been computed based upon an assumption as to whether a call was answered or not - and not upon any exact method of knowing whether such calls actually are answered. Thus, short answered calls go incorrectly "un-billed" - a loss of revenue - while longer unanswered calls are incorrectly billed, causing complaints from customers. The INN-SURE provides "answer detection" and "answer verification" solving these problems by accounting for (and billing, in resale systems) all answered calls regardless of duration and by ignoring unanswered calls. The INN-SURE system increases revenues and reduces customer complaints, providing excellent capabilities for any type of business.

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

         ISO 9002 Quality Services. TELS, through its subsidiary HTI, provides electronics production services for companies needing high quality turnkey or consignment contract manufacturing. HTI utilizes state-of-the-art equipment and ISO 9002 certified quality control systems to provide services to companies needing circuit board manufacturing, cable assembly, chassis wiring and electro-mechanical assembly services. When coupled with the research and development capabilities of MICROMEGA, TELS provides a complete service opportunity, from research and development to final assembly, under the management of one company. HTI had one customer which accounted for approximately 26% of consolidated net sales for 1997.

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

         Management believes computer technology will continue to evolve and be a dominant element in the telecommunications industry. TELS recognizes major telecommunications industry changes ahead as a result of changes in the "NANP" (North American Numbering Plan) and "NADP" (North American Dialing Plan), which went into effect in 1995. These changes in the numbering plan and method for making telephone calls in the United States created strong demand for the Company's telecommunications products in the first half of 1995 as customers upgraded older systems. The Company expects its telecommunications products and/or enhancements will need to be further developed to meet the changes expected in 1998 and beyond.

Research and Development
------------------------

         The Company spent approximately $184,000, and $172,000, including certain capitalized expenses, on research and development activities in the years ended December 31, 1997 and 1996, respectively. All research and development expenses originated from MICROMEGA.

         TELS formed and operates MICROMEGA CORPORATION as a wholly-owned subsidiary to create an environment where engineering personnel are part of a larger entity and also to solicit outside contracts with entities other than TELS. The Company believes that this arrangement improves the efficiency and quality in research and development. MICROMEGA carried out all research and development for TEL in 1997.

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

         The Company competes with many printed circuit board and cable assembly operations, many who have a longer operating history, greater financial strength, and larger manufacturing capabilities. In addition, many companies incorporate their own manufacturing capabilities internally within their own operations. There can be no assurance that the Company will be able to compete successfully with these companies in the future. However, in an effort to modernize its operation, the Company spent considerable effort and resources in obtaining and re-certifying its ISO 9002 certification. The ISO 9002 is a quality standard adopted by the international business community to assure consistent quality manufacturing standards throughout the world. Management believes that the ISO 9002 certification for HTI should continue to enhance the Company's ability to compete in a changing manufacturing environment.

Year 2000
---------

         The Company is in the process of identifying operating and application software problems related to the "Year 2000" issue, both internally and externally. The Company expects to resolve its internal Year 2000 compliance issues substantially through replacement and upgrades of software and hardware. The Company estimates it will spend approximately $20,000 to modify existing systems. However, there can be no assurance that there will not be interruption of operating or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement, or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

Changing Marketplace
--------------------

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

Competitive Strategy
--------------------

         Management believes the Company's products compete on the basis of (i): product quality, meaning features, technology, reliability, simplicity of use, price, and size and (ii): service quality, meaning responsive customer support and company personnel dedicated to profitably satisfying every customer. From the outset, the Company's telecommunications products have been designed for small and medium-sized hotels, professional firms and general business establishments. TELS' telecommunications products are based on state-of-the-art technologies and designs, yet are relatively simple in function, with the result that they may be priced lower than competitors' equipment without sacrificing profit margin. Management believes that the wholesale prices of its telecommunications products are competitive relative to their features, thereby allowing end-user to be lower than or close to that of its competitors. The Company has seen a general reduction in the retail prices of certain of its competitors' telecommunications products, and thus the Company cannot predict at present whether it will continue to enjoy its current pricing advantage. Moreover, there can be no assurance that the price of the Company's telecommunications products will not increase.

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

Employees
---------

         As of December 31, 1997, the Company had 71 full-time employees.

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

Item 2. Properties

         The Company currently owns and occupies a facility with approximately 15,000 square feet of space in American Fork, Utah, which was purchased on August 15, 1984, and includes a 4,800 square foot addition plus renovation completed in 1988. This facility houses the Company's telecommunication, administrative and research and development offices. The Company leases a 15,000 square foot space in a building located in Santa Clara, California which houses the HTI manufacturing operation. Management believes that these facilities are adequate for operations and production needs at current production levels.

Item 3. Legal Proceedings

         Diane Neuenswander and Harold Neuenswander vs. TEL electronics, inc., Hash Tech Inc., R. James Taylor, John L. Gunter, and Stephen M. Nelson, et.al. (Superior court of the State of California, County of Santa Clara, Case No. CV755710, filed February 5, 1996). In the Complaint, the Plaintiffs have alleged causes of action for the following: (1) rescission, (2) civil conspiracy, (3) fraud, (4) violation of California securities laws, (5) intentional interference with economic advantage, (6) common law gender discrimination, (7) intentional infliction of emotional distress, and (8) breach of fiduciary duty. The essence of each of Plaintiffs' claims is that the Company induced Plaintiffs to sell their interest in a business referred to as "HTI" by allegedly making false statements relating to employment security, stock options, and bonuses. Plaintiffs claim that they have not received the employment security, stock options, and bonuses because their employment has been terminated.
         Plaintiffs seek general damages, special damages and punitive damages in an unspecified amount. In addition, Plaintiffs seek entry of an order rescinding the Asset Purchase Agreement entered into between TEL electronics, inc. and Hash Tech, Inc. on March 16, 1994 and the Employment Agreements entered into by Hash Tech, Inc. and the Neuenswanders on March 31, 1994. Plaintiffs also seek recovery of their attorney's fees and costs.
         The company denies the allegations of the Complaint and intends to vigorously defend the matter. On October 7, 1997, the company filed a cross-complaint in the Superior Court for the County of Santa Clara, against the Plaintiffs for breach of non-compete agreements, breach of severance agreements, and intentional and negligent misrepresentations. In the cross-complaint, the Company requests compensatory and punitive damages and other appropriate relief of an unspecified amount. On December 10, 1997, the Plaintiffs filed their answer to the cross-complaint denying generally and specifically each and every allegation in the cross-complaint and asserted various affirmation defenses. The parties mediation to resolve this matter was unsuccessful.
         In view of the uncertainties inherent in litigation, the Company is unable to express any judgements as to the outcome of this matter.

NASDAQ Market Listing
---------------------

         NASDAQ, on August 22nd, 1997, with SEC approvals, announced new listing requirements for maintaining NASDAQ Small Cap stock listings. To maintain a NASDAQ Small Cap listing of a company's stock, effective February 23rd, 1998, a company must, at a minimum: be registered under Section 12(g) of the Securities and Exchange Act of 1934 or equivalent; have Net Tangible Assets of $2 million, or Market Capitalization of $35 million, or Net Income in the latest fiscal year of $500,000; have 500,000 shares of stock in the Public Float; have a market value of $1 million for the Public Float shares; have a minimum Bid Price of $1.00; have 2 Market Makers; have 300 shareholders; and comply with Corporate Governance requirements. The Company complies with all new NASDAQ requirements except the minimum Bid Price of Company Stock. On March 2nd, 1998, the Company was notified by NASDAQ that it was not in compliance with the minimum Bid Price requirement. As a result, the Company was provided 90 calendar days, which expires May 28, 1998, to regain compliance with this standard. The Company may regain compliance if its securities trade at or above the minimum requirement for at least 10 consecutive trade days. If the securities do not regain compliance within 90 days, NASDAQ will issue a delisting letter which will identify the review procedures available to the Company. The Company may request a review at that time, which will generally stay delisting. The Company cannot provide any assurance that it will meet the bid price by this deadline. If the Company ceases to be listed on the NASDAQ Small Cap Market, it may continue to be listed on the OTC Bulletin Board.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

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



   1997              High       Low         1996          High     Low
   ----              ----       ---         ----          ----     ---

First Quarter      $  .75     $  .50    First Quarter   $ 1.32   $  .59
Second Quarter        .56        .25    Second Quarter    1.28      .50
Third Quarter         .38        .22    Third Quarter      .97      .56
Fourth Quarter        .44        .25    Fourth Quarter     .69      .41


Approximate Number of Equity Security Holders:

         As of February 28, 1998 there were 1,210 shareholders of record of the Companies Common Stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders reported by these record holders.

Dividends:

         The Company has not paid dividends to date and intends to retain its future earnings to finance the development and growth of its business. Under a loan agreement dated July 11, 1997, the Company is required to obtain permission from the lender for the payment of any cash dividends. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.







                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6. Management's Discussion and Analysis or Plan of Operations

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, all included elsewhere herein.

Results of  Operations
----------------------

         Consolidated net sales for 1997 decreased 8% to $6,195,060, a decrease of $533,756 when compared to consolidated net sales of $6,728,816 for 1996. The decrease in sales is due primarily to decreased sales activity in the manufacturing division where sales decreased by $898,283. The Company anticipates that sales levels in the manufacturing sector will remain constant, throughout the first half of 1998, as a result of increased competition from smaller competitors and from lower demands from customers outsourcing their manufacturing operations. However, the manufacturing division implemented the "O.S.C.R.", On Site Customer Rework, program in the first quarter of 1998. This service includes; on site rework or limited assembly for all R&D, prototype, and manufacturing departments at the customer's facility; reserved work area at HTI's facility for jobs requiring additional resources; and on-call pager, weekend, and after hours service. Initial response has been very positive from those customers who have taken advantage of this new program.
         The decrease in sales in the manufacturing division was partially offset by an increase in sales of the Company's call accounting products. In 1997, sales of telecommunications products increased 16% or $370,833 to $2,697,473 compared to $2,326,640 for 1996. This increase in sales in the telecommunications product sector is attributable to increased sales from the Company's dealer distribution channel, increased sales through national accounts, and through the new WIN-SENSE product. The Company anticipates that sales to national accounts and dealers will continue to increase and account for the majority of sales in the telecommunications division in 1998.
         Consolidated gross profit increased 14% or $406,882 in 1997, when compared to 1996. The gross profit of $3,293,232 for 1997, represented 53% of sales. In 1996, gross profit of $2,886,350 represented 43% of sales. The increase in gross profit as a percentage of sales is due to the change in the sales mix from 1996 to 1997 and reductions in manufacturing costs, primarily labor costs, in the contract manufacturing business. In 1997, sales in the telecommunications sector accounted for 44% of total sales, compared to 35% of total sales for 1996. Because the telecommunication products have a higher gross profit margin than products in the manufacturing sector, the Company believes that its consolidated gross profit margin will be higher when sales from the telecommunication products increase over those in the manufacturing sector. Even though net sales in the manufacturing sector decreased by $898,283, the gross profit in the manufacturing sector increased by 12% or $138,094. The gross profit for the manufacturing sector of $1,287,814 for 1997, represented 37% of sales, whereas, in 1996, gross profit of $1,149,720 represented 26% of sales. In 1998, the Company anticipates that the gross profit percentage will be consistent with 1997 results.
         Consolidated research and development expenditures consisted of several components in 1997. The consolidated expense of $140,448 for 1997 consists of $67,817 for current expenses and $72,631 for amortization of projects which were capitalized in prior years. In addition to these costs currently being expensed, the Company also spent $115,705 in 1997 and $73,031 in 1996, which have been capitalized as software development costs. The Company is continuing its efforts in research and development on products which will primarily be introduced into the telecommunications marketplace. As it looks for opportunities to improve existing products and identify areas for new products, the Company may need to increase research and development activity in the near future.
         Consolidated selling, general and administrative expenses decreased 4% to $2,970,693 for 1997, when compared to $3,097,796 for 1996. This decrease in 1997 is attributable to management's continued efforts to control costs and reduce expenses. Management anticipates that it will continue to reduce expenses in 1998 in certain operations of the Company as it continues to focus its efforts toward increased profitability. As a percentage of consolidated net sales, selling, general and administrative expenses were 48% in 1997, compared to 46% in 1996.
         For 1997, the Company reported income from continuing operations of $96,656 or $.02 per share, compared to a loss from continuing operations of $348,695 for 1996, or $(.09) per share. This significant increase in earnings of $445,351 is a result of increased sales related to telecommunications products, where the gross profit contribution is significantly higher than other sectors of the Company as well as an increase in the gross margin in the manufacturing sector. As of December 31, 1997, the Company has a net deferred tax asset (net of valuation allowance of $109,400) of $840,886 which is primarily the result of net operating loss carry forwards. The Company believes that it is more likely than not that through the generation of taxable income, it will be able to realize the benefit of the net deferred tax asset in the future.

Liquidity and Capital Resources
-------------------------------

         At December 31, 1997, the Company reported current assets of $2,024,186 and current liabilities of $1,472,096, resulting in working capital of $552,090. This is an increase in working capital of $44,423 when compared to working capital of $507,667 at the end of 1996. This increase in working capital is due to reductions in accounts payable of $106,789 and reductions in accrued expenses of $158,703. These reductions to increase working capital were offset by increases in the current portion of long-term debt of $199,767. Net cash provided by operating activities was also used to purchase equipment of $70,028 and for capitalized software development costs of $159,675.

         The Company increased its borrowing on a line of credit by $65,679 in 1997 and reduced its long-term debt by $81,967 from $403,083 at the end of 1996. The Company refinanced its line of credit by entering into a new inventory and accounts receivable financing agreement with a lender on July 1, 1997. This agreement is for twenty-four months, with interest at prime plus 3%. The Company is continuing its efforts to find additional financing through investment equity which may be needed to fund operations, future acquisitions and final development and marketing of new products under consideration. The Company has evaluated its existing system for compliance with the year 2000 and has determined that an upgrade to their existing accounting system will be required. This upgrade was purchased in 1997 for the telecommunications sector. The telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to generate a profitable level of sales.

Effects of Inflation
--------------------

         The Company 's operations have not been significantly affected by inflation during the periods covered in this report.

Outlook:  Issues and Uncertainties
----------------------------------

         The Management Discussion and Analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others: (i) results of operations (including expected changes in the Company's gross profit margin and general, administrative and selling expenses); (ii) the Company's business strategy for increasing sales; (iii) the Company's strategy to increase its size and customer base; (iv) the Company's ability to successfully increase its size through acquisition/merger activity; and (v) the Company's ability to distinguish itself from its current and future competitors.

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

         In January, 1998, TELS signed a non binding letter of intent to purchase K. S. Telecom, Inc., dba Key Systems U. S. Key Systems has offered competitively priced, fully featured, proprietary telephone and voice mail systems for small to medium-sized businesses for 10 years under the Atlas and Salta brands. Key Systems also offers "InnFONE", a telephone system especially designed for lodging properties with up to 400 rooms, with a PC front desk system and an integrated voice mail system. Key Systems provides OEM telephone systems products to Cortelco (formerly ITT Telecom) under the Odyssey brand. The acquisition is being carried out with the assistance of Travis Capital, financial advisor to TELS. However, in view of uncertainties inherent with these types of non binding agreements, the Company is unable to express an opinion as to the ultimate outcome of this matter.

         The Company's business and products may be significantly influenced by the constantly changing body of regulatory laws and regulations, which require that certain regulatory standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at each of its facilities to assure compliance with regulatory laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on the Company.
         The Company's future operating results depend in part upon its ability to retain and attract qualified engineering, manufacturing, technical, sales, and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business and results of operations.
         The Company's success will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. The loss of any key person could have a material adverse effect on the business, financial condition, and results of operations of the Company.

Impact of Recently Issued Accounting Standards
----------------------------------------------

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The new standard is a disclosure change only and will have no effect on the Company's financial condition or results of operations.
         Also in June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The new standard is a disclosure change only and will have no effect on the Company's financial condition or results of operations.
         In addition, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Development or Obtained for Internal Use. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company is currently evaluating the impact SOP 98-1 will have on its financial statements, if any.
         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Item 7. Financial Statements and Supplementary Data.

         The following constitutes a list of Financial Statements and related notes as required in Part II of this report.

                  Report of Independent Accountants.
                  Consolidated Balance Sheet as of December 31, 1997 Consolidated Statements of Operations for the years ended
                           December 31, 1997 and 1996.
                  Consolidated Statements of Changes in Stockholder's Equity for
                           the years ended December 31, 1997 and 1996.
                  Consolidated  Statements  of Cash  Flows for the  years  ended
                           December 31, 1997 and 1996.
                  Consolidated Notes to Financial Statements for the years ended
                           December 31, 1997 and 1996.

Item 8. Disagreements on Accounting and Financial Disclosures.

         None.

                        Report of Independent Accountants


To the Shareholders and Board of Directors of TELS Corporation and Subsidiaries:

We have audited the consolidated financial statements of TELS Corporation and Subsidiaries as listed in Item 13(a) of the Form 10-K SB. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TELS Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.

Salt Lake City, Utah
March 25, 1998

                       TELS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997


       ASSETS                                                              1997

Current assets:
    Cash and cash equivalents ..................................    $    13,845
    Cash investments ...........................................         67,364
    Trade accounts receivable, less allowance for doubtful
       accounts of $119,381 ....................................        719,260
    Employee and other receivables .............................        117,438
    Inventories, net ...........................................        795,955
    Prepaid expenses ...........................................        171,168
    Deferred income taxes ......................................        139,156
                                                                    -----------
             Total current assets ..............................      2,024,186

Property and equipment, net ....................................        758,149
Software development costs, net ................................        189,216
Intangible assets, net .........................................        119,017
Deferred income taxes ..........................................        701,730
Other assets ...................................................        167,938
                                                                    -----------
                                                                    $ 3,960,236

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable .....................................    $   294,644
    Accrued expenses ...........................................        149,530
    Accrued vacation ...........................................         94,562
    Current portion of long-term debt ..........................        824,043
    Deposits and advances ......................................        109,317
                                                                    -----------
             Total current liabilities .........................      1,472,096
                                                                    -----------
Long-term debt, less current portion ...........................         19,683
                                                                    -----------
Commitments and contingencies (Notes 7 and 13)
Stockholders' equity
    Common stock, $.02 par value,
       Authorized 10,000,000 shares; issued and
       outstanding 3,891,819 shares ............................         77,835
    Additional paid-in capital .................................      4,226,532
    Accumulated deficit ........................................     (1,825,735)
    Deferred compensation ......................................        (10,175)
                                                                    -----------
             Stockholders' equity ..............................      2,468,457
                                                                    -----------
                                                                    $ 3,960,236
                                                                    ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements


                       TELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1997 and 1996



                                                                         1997             1996
                                                                         ----             ----

Net sales .........................................................   $ 6,195,060    $ 6,728,816
Cost of goods sold ................................................     2,901,828      3,842,466
                                                                      -----------    -----------
Gross profit ......................................................     3,293,232      2,886,350

Research and development expenses .................................       140,448         98,906
Selling, general and administrative expenses ......................     2,970,693      3,097,796
                                                                      -----------    -----------
  Operating income (loss) .........................................       182,091       (310,352)
Other income (expense):
  Interest income .................................................        17,934         10,765
  Interest expense ................................................      (122,060)      (104,297)
  Other, net ......................................................        50,895         25,810
                                                                      -----------    -----------
                                                                          (53,231)       (67,722)
Income (loss) from continuing operations before                       -----------    -----------
  income tax benefit (provision) ..................................       128,860       (378,074)
Income tax benefit (provision) ....................................       (32,204)        29,379
                                                                      -----------    -----------
Income (loss) from continuing operations ..........................        96,656       (348,695)
Discontinued operations:
  Loss from discontinued operations (less applicable
    income tax benefit of $44,148) ................................          --          (78,486)
                                                                      -----------    -----------
    Net income (loss) .............................................   $    96,656    $  (427,181)
                                                                      ===========    ===========
Net income (loss) per common and common equivalent share:
Basic earnings (loss) per share from continuing operations (Note 12)  $       .02    $      (.09)
  Loss per share from discontinued operations (Note 12) ...........            --           (.02)
                                                                      -----------    -----------
Net income (loss) .................................................   $       .02    $      (.11)
                                                                      ===========    ===========

Diluted earnings (loss) per share (Note 12) .......................   $       .02    $      (.11)
                                                                      ===========    ===========

Basic and diluted weighted average number of shares outstanding ...     3,891,819      3,888,564
                                                                      ===========    ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements


                       TELS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                  EQUITY for the years ended December 31, 1997
                                    and 1996



                                                          Additional
                                             Common        paid-in      Accumulated      Deferred     Stockholders'
                                              stock        capital        deficit      compensation       equity
                                              -----        -------        -------      ------------       ------

Balances at December 31, 1995 .........   $    77,825    $ 4,231,567    $(1,495,210)   $  (111,175)   $ 2,703,007

Net loss ..............................                           --       (427,181)            --       (427,181)
Amortization of deferred
  compensation ........................            --             --             --         60,500         60,500
Grant of 2,500 shares for stock bonuses            50          2,225             --             --          2,275
Issuance of 6,000 shares upon
  exercise  of options ................           120          2,580             --             --          2,700
Cancellation of  8,000 shares .........          (160)        (9,840)            --             --        (10,000)
                                           -----------    -----------    -----------    -----------     -----------
Balances at December 31, 1996 .........        77,835      4,226,532     (1,922,391)       (50,675)     2,331,301

Net income ............................            --             --         96,656             --         96,656
Amortization of deferred
  compensation ........................            --             --             --         40,500         40,500
                                          -----------    -----------    -----------    -----------     -----------
Balances at December 31, 1997 .........   $    77,835    $ 4,226,532    $(1,825,735)   $   (10,175)   $ 2,468,457
                                          ===========    ===========     ===========    ===========    ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements



                        TELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1997 and 1996




                                                                     1997           1996
                                                                     ----           ----


Cash flows from operating activities:
   Net income (loss) ..........................................   $  96,656    $(427,181)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization .........................     396,311      392,012
        Deferred income taxes .................................      12,191       35,479
        Stock bonuses and amortization of deferred compensation      40,500       62,775
        Cancellation of stock .................................          --      (10,000)
        Loss on disposal of equipment .........................          --       (4,328)
        Changes in operating assets and liabilities:
          Receivables .........................................      17,766      313,044
          Inventories .........................................     (45,528)     349,617
          Prepaid expenses ....................................     (22,164)     (76,181)
          Trade accounts payable and accrued expenses .........    (263,647)     (11,906)
          Other assets and liabilities ........................      (6,264)     (29,312)
        Noncash charges and working capital changes
          of discontinued operations ..........................          --      329,177
                                                                   ---------   ---------
                 Net cash provided by operating activities ....     225,821      923,196
                                                                   ---------   ---------

Cash flows from investing activities:
   Net purchase of investments ................................      (4,965)      (5,782)
   Capital expenditures .......................................     (70,028)     (74,936)
   Proceeds from disposal of equipment ........................       7,000        1,900
   Software development costs .................................    (159,675)     (73,031)
                                                                  ---------    ---------
                 Net cash used in investing activities ........    (227,668)    (151,849)
                                                                  ---------    ---------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreement .      65,679     (624,057)
   Principal payments on long-term debt .......................     (81,967)    (146,085)
   Proceeds from issuance of common stock .....................          --        2,700
                                                                  ---------    ---------

                 Net cash used in financing activities ........     (16,288)    (767,442)
                                                                  ---------    ---------


                                  - Continued -
                  The accompanying notes are an integral part
                   of these consolidated financial statements

                        TELS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued for the years ended December 31, 1997 and 1996




                                                          1997         1996
                                                          ----         ----

Net increase (decrease) in cash and cash equivalents   $ (18,135)   $   3,905

Cash and cash equivalents at beginning of year .....      31,980       28,075

Cash and cash equivalents at end of year ...........   $  13,845    $  31,980
                                                       =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ..........   $ 122,060    $ 128,408
   Cash paid during the year for income taxes ......   $   4,000    $     618


                  The accompanying notes are an integral part
                   of these consolidated financial statements

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

         Cash Investments
         ----------------

         Cash investments consist of certificates of deposit, stated at cost, which approximates market value.

         Inventories
         -----------

         Raw materials are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Work-in-process and finished goods are stated at the accumulated manufacturing cost, but not in excess of market.


         Property and Equipment
         ----------------------

         Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of cost or the present value of minimum lease payments at the inception of the lease.

         Depreciation  on  property  and  equipment  is  calculated   using  the
         straight-line method over the estimated useful lives of the assets ranging from fifteen to forty years for building and improvements and five to ten years for furniture and equipment. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.


                                   Continued

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.       Summary of Significant Accounting Policies, Continued:

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

         Revenue Recognition
         -------------------

         Revenues are derived primarily from sales of Tel electronics accounting products and custom assembly services of elctro-mechanical, cable and printed circuit boards. Revenues are recorded at the time of shipment of products or performance of services. Revenues from service contracts are recognized in earnings over the terms of the contract.

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

         Net Income (Loss) Per Share
         ---------------------------

         In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128., Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.       Summary of Significant Accounting Policies, Continued:

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

         Concentrations of Credit Risk
         -----------------------------

         Approximately 18% of the Company's trade accounts receivable are due from one customer in the computer production and assembly industry. The Company does not anticipate the termination of this relationship.

         New Accounting Pronouncements
         -----------------------------

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Also in June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS 130 and SFAS 131, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

         In addition, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company has not determined the effect which SOP 98-1 will have on its consolidated financial position or results of operations.

                                   Continued

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Inventories:

         Inventories at December 31, 1997 consisted of the following:



              Finished goods                    $    49,362
              Work-in-process                       143,679
              Raw materials and supplies            653,875
              Reserve for obsolete inventory        (50,961)
                                                    -------

                                                 $  795,955
                                                 ==========


3.       Property and Equipment:

         Property and equipment at December 31, 1997 consisted of the following:



              Land                                $       35,380
              Building and improvements                  478,371
              Furniture and equipment                  1,619,184
              Equipment under capital lease              195,835
                                                    ------------
                                                       2,328,770
              Less accumulated depreciation and
                amortization                          (1,570,621)
                                                    ------------
                                                   $     758,149
                                                   =============

         Depreciation expense totaled $199,584 and $242,228 for the years ended December 31, 1997 and 1996, respectively.


4.       Software Development Costs:

         Capitalized software development costs at December 31, 1997 consisted of the following:



         Software development costs            $ 401,186
         Less accumulated amortization          (213,970)
                                                --------
                                               $ 189,216
                                               =========

         Amortization expense totaled $116,601 and $66,969 for the years ended December 31, 1997 and 1996, respectively.

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.       Intangible Assets:

         Intangible assets at December 31, 1997 consisted of the following:



         Non-compete agreements             $  308,000
         Goodwill                               56,041
         Organizational costs                   41,398
         Other                                  11,511
         Less accumulated amortization        (297,933)
                                              --------
                                            $  119,017
                                            ==========

         Amortization expense totaled $80,126 and $82,815 for the years ended December 31, 1997 and 1996 respectively.


6.       Long-term Debt:

         Long-term debt at December 31, 1997, the carrying value of which approximates fair value, consisted of the following:



         Revolving line of credit payable to a financial
         institution, bearing interest at the institution's
         index rate plus 3.0% (11.5% at December 31, 1997),
         interest due monthly, principal due 1998,
         collateralized by trade accounts receivable
         and inventories.   The unused line of credit
         at December 31, 1997 was $227,389.                           $  522,611

         Mortgage  note  payable  to a bank in monthly
         installments of $3,063, including  interest
         at the  bank's  index  rate  plus  1.5%
         (10% at December 31, 1997), final payment
         of $184,898 due May 1998; collater-
         alized by real property.                                     $  192,937

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.       Long-term Debt, Continued:


         Note  payable  under  non  compete  agreement,
         payable  in  quarterly principal   installments
         of  $1,000,   through  April  1997.
         Payments suspended by Company until resolution
         of contract terms.                                         $     7,000

         Note  payable  under  non  compete  agreement
         payable  in (a)  monthly installments of $2,000,
         final payment due March 1995 and (b) quarterly
         installments  of  $15,000, final  payment  due
         July  1997.  Payments suspended by Company until
         resolution of contract terms.  (Note 13)                        75,000

         Capital leases for equipment (Note 7)                           46,178
                                                                      ----------

                 Total long-term debt                                   843,726

                 Less current portion                                  (824,043)
                                                                      ----------
                 Long-term debt, less current portion                $   19,683
                                                                       =========


         The Company's revolving line of credit contains various covenants and restrictions that specify the Company maintain certain reporting requirements and minimum financial amounts with regard to cash flow and renews in July 1999.

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.       Leases:

         The Company is obligated under capital leases for machinery and equipment that expire between September 1998 and February 2000. At December 31, 1997, the gross amount of machinery, equipment and related accumulated amortization recorded under capital leases were as follows:

              Equipment under capital lease     $  195,835
              Less accumulated amortization       (157,521)
                                                  --------
                                                $   38,314
                                                ==========

         The Company leases office space and equipment under noncancelable operating lease agreements. Rent expense was $92,308 and $181,397 for the years ended December 31, 1997 and 1996, respectively. Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are as follows:

                                                      Capital          Operating
                                                       leases            leases
                                                       ------            ------
         Year ending December 31:
                         1998                       $  30,611           $116,544
                         1999                          18,662             70,723
                         2000                           2,711                  -
                                                    ---------           --------

               Total minimum lease payments            51,984           $187,267
                                                                         =======

               Less amount representing interest
               at rates ranging from 5.5% to 20%)     ( 5,806)
                                                    ----------

               Present value of net minimum
               capital lease payments                  46,178

               Less current installments of
               obligations under capital leases       (26,495)
                                                    ----------
               Obligations under capital leases,
               excluding current installments       $  19,683
                                                     ========

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Income Taxes:

         Income tax benefit (expense) attributable to income from continuing operations consists of:

                                        1997            1996
                                        ----            ----
           Current:
               Federal              $      -       $       -
               State                 (20,013)         (6,100)
                                     -------          ------
                                     (20,013)         (6,100)
                                     -------          ------
           Deferred:
               Federal                (7,945)         32,879
               State                  (4,246)          2,600
                                      ------           -----
                                     (12,191)         35,479
                                     -------          ------
                    Total           $(32,204)      $  29,379
                                    ========       =========


         The income tax benefit (expense) attributable to income from continuing operations differs from the expected tax benefit (expense) computed by applying the U.S. federal corporate income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                                             1997        1996
                                                             ----        ----


         Computed expected tax benefit (expense)          $ (43,812) $  128,545
         Increase (decrease) in income
         taxes resulting from:
           Change in valuation allowance                     19,500           -
           Effect of expiring tax credits                   (18,994)          -
           Officers' life insurance                            (645)     (1,646)
           State income taxes, net of
             federal income tax benefit                       1,054     (24,197)
           Prior year taxes                                       -     (53,944)
           Other, net                                        10,693     (19,379)
                                                           ---------   ---------

                 Total income tax benefit (expense)      $  (32,204)  $  29,379
                                                          ==========   =========


                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Income Taxes, Continued:

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1997 are presented below:

           Deferred tax assets:
              Deferred revenue                                     $     36,800
              Accounts receivable                                        44,500
              Inventories                                                19,000
              Accrued liabilities                                        38,800
              Intangible assets                                          64,500
              General business tax credits                              105,700
              AMT tax credit                                              4,000
              Jobs credit                                                 3,700
              Net operating loss carry forward                          702,886
                                                                      ----------
                Deferred tax assets                                   1,019,886
                Less valuation allowance                               (109,400)
                                                                       ---------
                Total deferred tax assets                               910,486

           Deferred tax liability:
              Property and equipment                                    (69,600)
                                                                      ----------
           Net deferred tax asset                                    $   840,886
                                                                      ==========

         The net deferred tax asset as of December 31, 1997 is reflected in the consolidated balance sheet as follows:



           Current deferred tax asset                                  $139,156
           Long-term deferred tax asset                                 701,730
                                                                      ----------
                                                                       $840,886
                                                                      ==========
     Based on the level of current taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be realized, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets in the future, net of the existing valuation allowance.


                                    Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Income Taxes, Continued:

         As of December 31, 1997, the Company has net operating loss carry forwards, investment tax credit carry forwards and research and experimentation credit carry forwards for federal income tax purposes which expire as follows:

                                                             Research and
                            Net            Investment     experimentation
            Expiration  operating loss     tax credit          credit
               date     carry forwards   Carry forwards    carry forwards
               ----     --------------   --------------    --------------

               1998      $       -          $  1,500         $  13,000
               1999              -             1,800             1,000
               2000              -             6,200                 -
               2001        380,900                 -             6,000
               2002              -                 -            14,500
               2003              -                 -            23,700
               2004              -                 -            19,700
               2005         60,100                 -                 -
               2006              -                 -            11,300
               2007          5,800                 -            10,700
               2008        648,400                 -                 -
               2009              -                 -                 -
               2010        151,000                 -                 -
               2011        638,000                 -                 -
               2012              -                 -                 -
                        ----------         ---------         ---------
                        $1,884,200            $9,500          $ 99,900
                        ==========         =========         =========


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

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.       Capital Stock, Continued:

         Stock Option and Bonus Plans, Continued

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

         The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under either plan and for other option agreements. Consistent with FASB Statement 123, the Company calculated the options fair value based on the grant dates and determined that FASB Statement 123 would not result in a significant difference from reported net income (loss) and earnings (loss) per share.

                                   1997                      1996
                                   ----                      ----

                                     Earnings per                 Earnings per
                                     share basic                  share basic
                        Net income   and diluted   Net (loss)     and diluted
                        ----------   ------------  -----------    ------------
            As Reported  $ 96,656       $0.02      $(427,181)        $(0.11)
            Pro Forma    $ 95,964       $0.02      $(427,520)        $(0.11)

         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 10 years, expected volatility of 92%, no dividend yield and a risk free rate of 5%.

         A summary of activity related to stock options is indicated in the following table:

                                             1997                 1996
                                             ----                 ----
                                                 Weighted             Weighted
                                         Number   average    Number    average
                                           of    exercise      of      exercise
                                         shares    price     shares     price
                                         ------    -----     ------     -----

     Outstanding at beginning of year    746,250   $0.95    875,500     $0.95
     Granted                              79,000    0.59     65,000      0.78
     Exercised                                 -    0.00      6,000      0.45
     Forfeited                            76,375    0.59    188,250      1.23
                                        ---------          ---------
     Outstanding at end of year          748,875    0.87    746,250      0.87
     Options exercisable at year end     585,510    0.90    536,518      0.90

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                         Number         Weighted         Weighted         Number      Weighted
         Range of    outstanding at      average         average     exercisable at    average
         exercise     December 31,      remaining       exercise      December 31,    exercise
          prices         1997        contractual life    price            1997          price
     --------------- --------------- ---------------- ------------  ---------------  -----------

      $ .45 to $ .66     433,875        5.71 years        $0.48         325,509         $0.45
      $ .86 to $1.11      45,000        8.19 years        $0.92          16,668         $0.94
      $1.21 to $1.59     270,000        6.81 years        $1.49         243,333         $1.51
                     --------------                   ------------  ---------------  -----------
                         748,875                          $0.87         585,510         $0.90
                     ==============                                 ===============


         At December 31, 1997, 2,422,276 shares of the Company's common stock are authorized for issuance under the stock option and bonus plans.

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

         In April 1993, stock bonus awards were made to officers totaling 450,000 shares that vest over a five-year period commencing in 1993. Compensation expense of $40,500 and $40,500 was recognized in 1997 and 1996, respectively, with respect to this grant. The remaining deferred compensation expense will be recognized in 1998.

10.      Related Party Transactions:

         Included in employee and other receivables at December 31, 1997 is a $39,302 uncollateralized note receivable due from the CEO of the Company. The note bears interest at eight percent and is due on demand.

         Included in employee and other receivables at December 31, 1997, are expense advances to the CEO of the Company of $32,657. These expense advances bear no interest and are due on demand.

         Included in selling general and administrative expense are payments totaling $12,756 in 1997 and $12,756 in 1996 to the CEO of the Company for the Company's use of vehicles and property owned by the CEO.

11.      Employees' Profit Sharing Plan:

         The Company has an employees' profit sharing plan covering substantially all employees who have attained age 21 with service in excess of six months. The plan provides for Company contributions at the discretion of the Board of Directors. Company contributions begin vesting after the first full year in which eligible employees complete 501 hours of service, with full vesting occurring after seven years. Contributions to the plan during the year ended December 31, 1997 and 1996 totaled $0 and $15,000, respectively.

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.      Net Income (Loss) Per Share:

         Options to purchase 748,875 and 746,250 shares of common stock at prices ranging from $0.45 to $1.59 per share were outstanding at December 31, 1997 and 1996, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.


13.      Contingencies:

         On February 2, 1996, the former owners of Hash Tech (Plaintiffs) filed a complaint in the Superior Court for the County of Santa Clara, California, against the company and several of its officers and directors in their individual and representative capacities, and also against HTI, a wholly owned subsidiary of the Company. The Plaintiffs have alleged causes of action for recision of a certain "Asset Purchase Agreement" dated March 31, 1994, civil conspiracy, fraud, violation of California securities laws, common law gender discrimination, and intentional infliction of emotional distress. The Company and its officers deny any wrongdoing in regard to the above allegations. On April 15, 1996, the Company filed a complaint in the Third Judicial District Court of Salt Lake City, Utah, against the Plaintiffs for breach of "non compete agreements" and breach of a "Severance Agreement" between the Plaintiffs and the Company and on February 24, 1997, the Company filed a Motion for Summary judgment in this matter, which is awaiting oral argument. In addition, the Company has filed a complaint with the American Arbitration Association, which is being held pending the outcome of certain legal hearings. On April 9, 1996, the Superior Court of Santa Clara, California, heard and denied the Company's motion to compel arbitration. In July 1996, the Company filed an appeal to reverse this decision with the Sixth Appellate District in the Court of Appeal of the State of California. On February 18, 1997 this appeal was denied. While the Company believes that the litigation will be resolved without a materially adverse effect on the Company's business or financial position, there can be no assurance as to the ultimate outcome of, or the costs incurred by the Company in defending this litigation.

14.      Segment Information:

         Substantially all of the Company's continuing operations are in telecommunications and contract computer production and assembly. Total revenue by industry segment includes both sales to unaffiliated customers, as reported in the Company's consolidated statement of operations, and intersegment sales, which are accounted for based on the estimated fair market value of the products. Intersegment sales are not material.

         Operating income (loss) is total revenue less operating expenses. In computing operating income (loss), the effects of general corporate expenses, interest expense and income taxes are not included.

         Identifiable assets by industry are those assets that are used in the Company's operations in each business segment. One customer, in the contract computer production and assembly industry, accounted for approximately 26% of the Company's sales in 1997. The same customer accounted for 17% of the sales in 1996. Identifiable assets are principally property and equipment, capitalized software development costs, deferred tax assets and other assets.

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

14.      Segment Information:

         Financial information by segments is as follows:

                                                     1997               1996
                                                     ----               ----

         Net sales:
           Telecommunications                    $ 2,697,473        $ 2,326,640
           Computer production and assembly        3,495,682          4,393,965
           Corporate and other                         1,905              8,211
                                                 -----------         ----------
                                                 $ 6,195,060        $ 6,728,816
                                                  ==========         ==========

         Operating income (loss):
           Telecommunications                   $    788,562       $    786,517
           Computer production and assembly          433,822            123,910
           Corporate and other                    (1,040,293)        (1,220,779)
                                                  ----------         -----------
                                                $    182,091       $   (310,352)
                                                 ===========       =============

         Identifiable assets:
           Telecommunications                   $    949,315       $    574,079
           Computer production and assembly        1,219,669          1,039,365
           Corporate and other                     1,791,252          2,498,933
                                                  ----------         ----------
                                                 $ 3,960,236        $ 4,112,377
                                                  ==========         ==========

         Depreciation and amortization expense:
           Telecommunications                   $    189,795       $    186,344
           Computer production and assembly          153,020            147,531
           Corporate and other                        53,496             58,137
                                                ------------         ----------
                                                $    396,311       $    392,012
                                                 ===========        ===========

         Capital expenditures:
           Telecommunications                  $      17,814      $      16,307
           Computer production and assembly           39,913             24,401
           Corporate and other                        12,301             33,688
                                                 -----------         ----------
                                               $      70,028       $     74,396
                                                ============        ===========


15.      Discontinued Operations:

         In January 1996 the Company formalized a plan to discontinue the operations of Computer Express and Micro Station. On April 3, 1996, the Company entered into an agreement to sell the net assets of Micro Station to a former employee for a $60,792 note (the Note). The Note is collateralized by a security agreement covering non-real property and bears interest at 12%. One-third of the purchase price was due and payable 30 days from the contract date, one-third was due and payable 60 days from the contract date and the remaining amount was due and payable 80 days from the contract date. As of December 31, 1997, the receivable had been either collected or fully reserved. Revenues for the year ended December 31, 1996 were not significant.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Information regarding directors and officers of the Company is incorporated by reference from "Information Relating to Directors, Nominees, Executive Officers, Promoters, and Control Persons" in the 1998 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 1, 1998.

         Information required by item 401 and 405 of Regulation S-B is incorporated by reference from "Compliance with section 16(a) of the Securities Exchange Act of 1934" in the 1998 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 1, 1998.

Item 10. Executive Compensation

         Information regarding this item is incorporated by reference from "Executive Compensation" in the 1998 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 1, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 1, 1998.

Item 12.  Certain Relationships and Related Transactions

         Information regarding this item is incorporated by reference from "Certain Transactions" in the 1998 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 1, 1998.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

     1.Financial Statements - Included in Part II,
          Report on Audit of  Financial Statements.
       Report of Independent Accountants.
       Consolidated Balance Sheet as of December 31, 1997.
       Consolidated Statements of Operations for the years
              ended December 31, 1997 and 1996.
       Consolidated  Statements of Changes in Stockholders' Equity for the years ended December 31, 1997 and 1996.
       Consolidated  Statements of Cash Flows for the years
              ended December 31, 1997 and 1996.
       Consolidated Notes to Financial Statements for the years ended December 31, 1997 and 1996.

     2. Financial Statement Schedules - None
               Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

     3. Exhibits - Exhibit number and description

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

     22.1 Wholly owned Subsidiaries of TELS Corporation: TEL electronics, inc. MICROMEGA CORPORATION
           MedTech, Inc.
           D.J. GunTEL, Inc.
           Hash Tech, Inc.

     23.1 Consent of Certifying Accountant filed as Exhibit 23 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     27.1 Article 5 Financial Data Schedule for year ended December 31, 1997, Form 10-KSB.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, cont.

   (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Financial Statement Schedules:  See (a) 2 above.










                     (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                                TELS Corporation
                                                                ----------------
                                                                    (Registrant)

March 31, 1998                                   By:           /s/John L. Gunter
--------------                                                 -----------------
Date                                                         John L. Gunter, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/John L. Gunter            Chairman of the Board of             March 31, 1998
-----------------            Directors, and CEO                   --------------
John L. Gunter               (Principal Executive Officer)


/s/Willard H. Gardner        Director and Secretary               March 31, 1998
---------------------                                             --------------
Willard H. Gardner


/s/Stephen M. Nelson         Director, President and              March 31, 1998
--------------------         Treasurer                            --------------
Stephen M. Nelson


/s/Melody J. Rasmussen       CFO and Controller                   March 31, 1998
----------------------                                            --------------
Melody J. Rasmussen

                       Consent of Independent Accountants


     We consent to the incorporation by reference in the registration statement of Tels Corporation on Form S-8, (File No. 333-17149, 333-17163, 333-17169) of
our report dated March 25, 1998, on our audit of the financial statements of TELS Corporation as of December 31, 1997 and for each of the two years in the period ended December 31, 1997, which report is included in this Annual Report on Form 10-K.



Coopers & Lybrand L.L.P.

Salt Lake City, Utah
March 31, 1998