Form 10-Q
period 1998-03-31
TELS CORP
filed 1998-05-05
CIK 756767

1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                        YES    X     NO



The Issuer had outstanding 3,891,819 shares of common stock on May 1, 1998.

INDEX


PART I. FINANCIAL INFORMATION                                              Page


          Consolidated Balance Sheets -- March 31, 1998 (Unaudited) and
                  December 31, 1997                                            3

          Consolidated Statements of Operations -- Three Months Ended
                  March 31, 1998 and 1997 (Unaudited)                          4

          Consolidated Statements of Cash Flows -- Three Months Ended
                  March 31, 1998 and 1997 (Unaudited)                          5

          Notes to Consolidated Financial Statements (Unaudited)             6,7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8,9


PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                           10

          Item 6.  Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                                    12



                           Consolidated Balance Sheets




                                                                             March 31,     December 31,
                                                                               1998            1997
                                     Assets                                 (Unaudited)

Current Assets
         Cash and cash equivalents .......................................   $   52,921   $   13,845
         Cash investments ................................................      100,673       67,364
         Trade accounts receivable, less allowance for
             doubtful receivables of $ 105,041 and $ 119,381, respectively      691,193      719,260
         Employee and other receivables ..................................      175,850      117,438
         Inventories .....................................................      824,220      795,955
         Prepaid expenses ................................................      199,553      171,168
         Deferred income taxes ...........................................      149,245      139,156
                                                                             ----------   ----------

                  Total current assets ...................................    2,193,655    2,024,186
                                                                             ----------   ----------

Property, plant and equipment, net .......................................      718,129      758,149
Software development costs, net ..........................................      177,622      189,216
Intangible assets, net ...................................................       99,506      119,017
Deferred income taxes ....................................................      681,552      701,730
Other assets .............................................................      184,318      167,938
                                                                             ----------   ----------
                                                                             $4,054,782   $3,960,236
                                                                             ==========   ==========

                  Liabilities and Stockholders' Equity

Current Liabilities
         Trade accounts payable ..........................................      398,716      294,644
         Accrued expenses ................................................      134,441      149,530
         Accrued vacation ................................................      114,797       94,562
         Current portion of long-term debt ...............................      777,087      824,043
         Deposits and advances ...........................................      116,516      109,317
                                                                             ----------    ----------

                  Total current liabilities ..............................    1,541,557    1,472,096
                                                                             ----------    ----------

Long-term debt, excluding current installments ...........................       15,040       19,683
                                                                             ----------    ----------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 10,000,000 shares;
              issued and outstanding 3,891,819 shares ....................       77,835       77,835
         Additional paid-in capital ......................................    4,226,532    4,226,532
         Accumulated deficit .............................................   (1,806,132)  (1,825,735)
         Deferred compensation ...........................................          (50)     (10,175)
                                                                             ----------    ----------

                  Total stockholders' equity .............................    2,498,185    2,468,457
                                                                             ----------    ----------

                                                                             $4,054,782   $3,960,236
                                                                             ==========   ==========








                       See accompanying notes to financial  statements.



                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                  Three months ended
                                                                                       March 31 ,

                                                                                  1998             1997
                                                                                 -----             ----


Net sales ..................................................................   $ 1,441,515    $ 1,368,599

Cost of goods sold .........................................................       611,290        736,541
                                                                               -----------    -----------

         Gross profit ......................................................       830,225        632,058

Research and development expenses ..........................................        37,995         26,404

Selling, general and administrative expenses ...............................       741,063        705,719
                                                                               -----------    -----------

         Operating income (loss) ...........................................        51,167       (100,065)

Other income (expenses):
         Interest income ...................................................         5,084          1,156
         Interest expense ..................................................       (27,574)       (27,502)
         Other .............................................................         2,515          3,480
                                                                               -----------    -----------

         Other expense, net ................................................       (19,975)       (22,866)
                                                                               -----------    -----------

         Income (loss) before income
         tax (provision)  benefit ..........................................        31,192       (122,931)

Income tax benefit, (provision) ............................................       (11,589)        39,500
                                                                               -----------    -----------

         Net income (loss) .................................................   $    19,603    $   (83,431)
                                                                               ===========    ===========





Basic and diluted net income (loss) per common and common equivalent share     $       .01    $     (.02)
                                                                               ===========    ===========




















                 See accompanying notes to financial statements



                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                      Three months ended
                                                                                           March 31,

                                                                                       1998          1997
                                                                                      -----          ----

Cash flows from operating activities:
      Net income (loss) .........................................................   $  19,603    $ (83,431)
      Adjustments to reconcile net income  (loss)
          to net cash provided by (used in) operating activities:
              Depreciation of plant and equipment ...............................      52,904       60,152
              Amortization of other assets ......................................      19,511       20,157
              Amortization of software development costs ........................      37,169       25,931
              Deferred income taxes .............................................      10,089      (41,000)
              Deferred compensation .............................................      10,125       10,125
              Changes in operating assets and liabilities:
                   Receivables ..................................................     (30,345)      81,065
                   Inventories ..................................................     (28,265)      15,987
                   Prepaid expenses .............................................     (28,385)      12,432
                   Other assets .................................................     (16,380)      (4,312)
                   Trade accounts payable and accrued expenses ..................     109,218     (146,113)
                   Deposits and advances ........................................       7,199      (16,664)
                                                                                    ---------     ---------

                      Net cash provided by (used in) operating activities........     162,443      (65,671)
                                                                                    ---------     ---------
Cash flows from investing activities:
      Capital expenditures ......................................................     (12,884)     (13,814)
      Software development costs ................................................     (25,575)     (31,175)
      Cash investments ..........................................................     (33,309)        (430)

                                                                                    ---------    ---------
                     Net cash used in investing activities ......................     (71,768)     (45,419)
                                                                                    ---------    ---------

Cash flows from financing activities:
      Net borrowings (payments) under line of credit agreement ..................     (36,078)     130,765
      Principal payments on long-term debt ......................................     (15,521)     (21,865)
                                                                                    ---------    ---------


                     Net cash provided by (used in) financing activities.........     (51,599)     108,900
                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents ............................      39,076       (2,190)

Cash and cash equivalents at beginning of quarter ...............................      13,845       31,980

Cash and cash equivalents at end of quarter .....................................   $  52,921    $  29,790
                                                                                    =========    =========

Supplemental disclosures of cash flow information:
      Cash paid during the quarter for interest .................................   $  27,574    $  27,502
                                                                                    =========    =========









                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

     The financial statements for the three months ended March 31, 1998 and 1997, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997 and 1996 included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the three months ended March 31, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

2.    Earnings Per Share

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128., Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options and warrants are not included in the 1998 or 1997 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,819 for the three months ended March 31, 1998 and 1997.

3.    Inventories

      Inventories at March 31, 1998 and December 31, 1997 consisted of the following:

                                                        1998              1997
                                                        ----              ----

          Finished goods                              $ 55,669         $ 49,362
          Work-in-process                              163,923          143,679
          Raw material and supplies                    655,589          653,875
          Reserve for obsolete inventory               (50,961)         (50,961)
                                                       -------          -------

                                                      $824,220         $795,955
                                                      ========         ========

4.    Impact of Recently Issued Accounting Standards

     In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The application of SFAS 130 for the interim period ended March 31, 1998 resulted in no additional comprehensive income to report. The adoption of this new standard is not expected to have a material impact on the Company.

4.    Impact of Recently Issued Accounting Standards, cont.

     Also in June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical area of operations, and major customers. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997 and for interim periods beginning in the second year of application, which require restatement of earlier periods presented. The Company is reviewing the effects of the disclosure requirements of this new standard.
     In addition, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Development or Obtained for Internal Use. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company is currently evaluating the impact SOP 98-1 will have on its financial statements, if any.
     The AcSEC also issued  Statement of Position No. 97-2 (SOP 97-2),  Software
Revenue Recognition. The SOP was issued to provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is generally effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact SOP 97-2 will have on its financial statements, if any.
     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

5.    Contingencies

         Diane Neuenswander and Harold Neuenswander vs. TEL electronics, inc., Hash Tech Inc., R. James Taylor, John L. Gunter, and Stephen M. Nelson, et.al. (Superior court of the State of California, County of Santa Clara, Case No. CV755710, filed February 5, 1996). In the Complaint, the Plaintiffs have alleged causes of action for the following: (1) rescission, (2) civil conspiracy, (3) fraud, (4) violation of California securities laws, (5) intentional interference with economic advantage, (6) common law gender discrimination, and (7) intentional infliction of emotional distress. The essence of each of Plaintiffs' claims is that the Company induced Plaintiffs to sell their interest in a business referred to as "HTI" by allegedly making false statements relating to employment security, stock options, and bonuses. Plaintiffs claim that they have not received the employment security, stock options, and bonuses because their employment has been terminated.
         Plaintiffs seek general damages, special damages and punitive damages in an unspecified amount. In addition, Plaintiffs seek entry of an order rescinding the Asset Purchase Agreement entered into between TEL electronics, inc. and Hash Tech, Inc. on March 16, 1994 and the Employment Agreements entered into by Hash Tech, Inc. and the Neuenswanders on March 31, 1994. Plaintiffs also seek recovery of their attorney's fees and costs.
         The Company denies the allegations of the Complaint and intends to vigorously defend the matter. On October 7, 1997, the Company filed a cross-complaint in the Superior Court for the County of Santa Clara, against the Plaintiffs for breach of non-compete agreements, breach of severance agreements, and intentional and negligent misrepresentations. In the cross-complaint, the Company requests compensatory and punitive damages and other appropriate relief of an unspecified amount. On December 10, 1997, the Plaintiffs filed their answer to the cross-complaint denying generally and specifically each and every allegation in the cross-complaint and asserted various affirmation defenses. The parties mediation to resolve this matter was unsuccessful.
         In view of the uncertainties inherent in litigation, the Company is unable to express any judgments as to the outcome of this matter.

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

Results of operations for the three months ended March 31, 1998 compared to March 31, 1997

         Consolidated net sales for the first quarter of 1998 increased $72,916, or 5%, to $1,441,515 when compared to $1,368,599 of net sales for the first quarter 1997. The increase is due primarily to increased sales of $75,927, or 14%, in the Company's call accounting products for the first quarter of 1998. This increase was mostly due to sales from the new product WIN-SENSETM, increased sales from the Company's dealer distribution channel, and increased sales through national accounts. The increase in telecommunication sales was offset somewhat by reduced net sales in the contract manufacturing sector of $25,450 or 3% for the first quarter of 1998, due to lower overall industry sales and increased product competition.

         Gross profit increased to $830,225, an increase of $198,167, or 31%, when compared to gross profit for the first quarter of 1997 of $632,058. The gross profit margin as a percentage of sales increased to 58% for the first quarter of 1998, compared to 46% for the first quarter of 1997. The increase in the gross profit margin as a percent of sales is due primarily to the increase in the contract manufacturing sector's gross profit margin. The margin increased from 29% in 1997 to 42% for the first quarter of 1998 primarily as a result of more accuracy in the bidding and quoting of new jobs. The higher sales levels in the telecommunication sector, which represented 43% of total sales in 1998 compared to 39% of total sales in 1997, also contributed to the increased gross profit margin due to a higher contribution margin from telecommunication products over that of contract manufacturing products.

         For the first quarter of 1998, total research and development costs including amortization of previously capitalized research and development expenses, were $37,995 compared to $39,254 for the same period in 1997. Management of the Company believes that it will be necessary to increase its level of research and development in 1998 to keep its current product lines up to date and to take advantage of technology changes which the Company expects to develop.

         Selling, general and administrative ("SG&A") expenses increased to $741,063, or 5%, for the first quarter of 1998, when compared to $705,719 for the first quarter of 1997. As a percentage of net sales, SG&A expenses were 51% for the first quarter of 1998, compared to 52% for the first quarter of 1997.

         The Company reported consolidated net income for the first quarter of 1998 of $19,603, or $.01 per share. This is a marked improvement when compared to the first quarter net loss of ($83,431), or ($.02) per share for the same period in 1997. Management of the Company believes that profitability will continue to improve in the second quarter of 1998 as it continues its focus on reducing expenses, increasing sales from telecommunication products, and improving gross profit margins. The telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to continue to generate a profitable level of sales.

Liquidity and Capital Resources

         As of March 31, 1998, the Company reported current assets of $2,193,655 and current liabilities of $1,541,557, resulting in net working capital of $652,098. This is an increase of $100,008 when compared to net working capital of $552,090 at December 31, 1997. The Company's operating activities provided $162,443 of cash during the first three months of 1998, compared to $65,671 of cash used in operating activities during the first three months of 1997. Cash provided by operating activities was used to purchase equipment of $12,884, for capitalized software development costs of $25,575, and to increase cash investments of $33,309. In 1998, the Company paid down its line of credit by $36,078 and reduced long term debt by $15,521. The Company has entered into negotiations with lending institutions to replace its existing mortgage which is due May 5, 1998, and is in the final stages of loan closing. The Company is continuing its efforts to find additional financing through investment equity which may be needed to fund future acquisitions and final development and marketing of new products under consideration. The Company is evaluating its existing system for compliance with the year 2000 and has not determined the modifications, if any, that will be required.








                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         Diane Neuenswander and Harold Neuenswander vs. TEL electronics, inc., Hash Tech Inc., R. James Taylor, John L. Gunter, and Stephen M. Nelson, et.al. (Superior court of the State of California, County of Santa Clara, Case No. CV755710, filed February 5, 1996). In the Complaint, the Plaintiffs have alleged causes of action for the following: (1) rescission, (2) civil conspiracy, (3) fraud, (4) violation of California securities laws, (5) intentional interference with economic advantage, (6) common law gender discrimination, and (7) intentional infliction of emotional distress. The essence of each of Plaintiffs' claims is that the Company induced Plaintiffs to sell their interest in a business referred to as "HTI" by allegedly making false statements relating to employment security, stock options, and bonuses. Plaintiffs claim that they have not received the employment security, stock options, and bonuses because their employment has been terminated.
         Plaintiffs seek general damages, special damages and punitive damages in an unspecified amount. In addition, Plaintiffs seek entry of an order rescinding the Asset Purchase Agreement entered into between TEL electronics, inc. and Hash Tech, Inc. on March 16, 1994 and the Employment Agreements entered into by Hash Tech, Inc. and the Neuenswanders on March 31, 1994. Plaintiffs also seek recovery of their attorney's fees and costs.
         The Company denies the allegations of the Complaint and intends to vigorously defend the matter. On October 7, 1997, the Company filed a cross-complaint in the Superior Court for the County of Santa Clara, against the Plaintiffs for breach of non-compete agreements, breach of severance agreements, and intentional and negligent misrepresentations. In the cross-complaint, the Company requests compensatory and punitive damages and other appropriate relief of an unspecified amount. On December 10, 1997, the Plaintiffs filed their answer to the cross-complaint denying generally and specifically each and every allegation in the cross-complaint and asserted various affirmation defenses. The parties mediation to resolve this matter was unsuccessful.
         In view of the uncertainties inherent in litigation, the Company is unable to express any judgments as to the outcome of this matter.

NASDAQ Market Listing

         NASDAQ, on August 22nd, 1997, with SEC approvals, announced new listing requirements for maintaining NASDAQ Small Cap stock listings. To maintain a NASDAQ Small Cap listing of a company's stock, effective February 23rd, 1998, a company must, at a minimum: be registered under Section 12(g) of the Securities and Exchange Act of 1934 or equivalent; have Net Tangible Assets of $2 million, or Market Capitalization of $35 million, or Net Income in the latest fiscal year of $500,000; have 500,000 shares of stock in the Public Float; have a market value of $1 million for the Public Float shares; have a minimum Bid Price of $1.00; have 2 Market Makers; have 300 shareholders; and comply with Corporate Governance requirements. The Company complies with all new NASDAQ requirements except the minimum Bid Price of Company Stock. On March 2, 1998, the Company was notified by NASDAQ that it was not in compliance with the minimum Bid Price requirement. As a result, the Company was provided 90 calendar days, which expires May 28, 1998, to regain compliance with this standard. The Company may regain compliance if its securities trade at or above the minimum requirement for at least 10 consecutive trade days. If the securities do not regain compliance within 90 days, NASDAQ will issue a delisting letter which will identify the review procedures available to the Company. The Company may request a review at that time, which will generally stay delisting. The Company cannot provide any assurance that it will meet the bid price by this deadline. If the Company ceases to be listed on the NASDAQ Small Cap Market, it may continue to be listed on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending March 31, 1998.

         (b)  Reports on Form 8-K:

              No reports on form 8-K were filed in the first quarter of 1998.











                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TELS Corporation



Dated:  May 1, 1998                                   By:  /s/ Stephen M. Nelson
        -----------                                        ---------------------
                                                               Stephen M. Nelson
                                                         President and Treasurer


Dated:  May 1, 1998                                    By:  /s/ Melody Rasmussen
        -----------                                         --------------------
                                                                Melody Rasmussen
                                                                      Controller
                                                     and Chief Financial Officer