Form 10-Q
period 1998-06-30
TELS CORP
filed 1998-10-01
CIK 756767

1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO


                           Commission File No. 0-12993


                                TELS Corporation
                                ----------------
             (Exact name of registrant as specified in its charter)



 Utah                                                                 87-0373840
 ----                                                                 ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


705 East Main Street, American Fork, Utah                                  84003
- -----------------------------------------                                  -----
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

                                 YES [X] NO [ ]



The Issuer had outstanding 3,891,819 shares of common stock on August 1, 1998.

                                     INDEX


PART I. FINANCIAL INFORMATION                                               Page


     Consolidated Balance Sheets -- June 30, 1998 (Unaudited)                 3
               and December 31, 1997

     Consolidated  Statements  of  Operations -- Six and Three Months         4
               Ended June 30, 1998 (Unaudited) and 1997, respectively

     Consolidated Statements of Cash Flows -- Six Months Ended                5
               June 30, 1998 (Unaudited) and 1997, respectively

     Notes to Consolidated Financial Statements (Unaudited)                  6,7

     Management's Discussion and Analysis of Financial                       8,9
               Condition and Results of Operations


PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                           10

          Item 6.  Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                                    12

                                TELS Corporation

                           Consolidated Balance Sheets



                                                                                                        June 30,        December 31,
                                                                                                          1998              1997
                     Assets                                                                           (Unaudited)

Current Assets
         Cash and cash equivalents ...........................................................       $    67,927        $    13,845
         Cash investments ....................................................................           103,430             67,364
         Trade accounts receivable, less allowance for
             doubtful receivables of $111,279 and $119,381, respectively .....................           703,089            719,260
         Employee and other receivables ......................................................            94,121            117,438
         Inventories .........................................................................           703,403            795,955
         Prepaid expenses ....................................................................           193,754            171,168
         Deferred income taxes ...............................................................           139,156            139,156
                                                                                                     -----------        -----------

                  Total current assets .......................................................       $ 2,004,880        $ 2,024,186
                                                                                                     -----------        -----------

Property, plant and equipment, net ...........................................................           719,789            758,149
Software development costs, net ..............................................................           217,157            189,216
Intangible assets, net .......................................................................            79,994            119,017
Deferred income taxes ........................................................................           768,980            701,730
Other assets .................................................................................           203,116            167,938
                                                                                                     -----------        -----------
                                                                                                     $ 3,993,916        $ 3,960,236
                                                                                                     ===========        ===========


                  Liabilities and Stockholders' Equity

Current Liabilities
         Trade accounts payable ..............................................................       $   322,203        $   294,644
         Accrued expenses ....................................................................           128,950            149,530
         Accrued vacation ....................................................................            91,899             94,562
         Deferred income .....................................................................            96,147             98,749
         Current portion of long-term debt ...................................................           544,182            824,043
         Deposits and advances ...............................................................            26,626             10,568
                                                                                                     -----------        -----------

                  Total current liabilities ..................................................         1,210,007          1,472,096
                                                                                                     -----------        -----------

Long-term debt, excluding current installments ...............................................           438,145             19,683
                                                                                                     -----------        -----------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 10,000,000 shares;
              issued and outstanding 3,891,819 ...............................................            77,835             77,835
         Additional paid-in capital ..........................................................         4,226,532          4,226,532
         Accumulated deficit .................................................................        (1,958,603)        (1,825,735)
         Deferred compensation ...............................................................             --               (10,175)
                                                                                                     -----------        -----------

                  Total stockholders' equity .................................................         2,345,764          2,468,457
                                                                                                     -----------        -----------

                                                                                                     $ 3,993,916        $ 3,960,236
                                                                                                     ===========        ===========



                 See accompanying notes to financial statements.


                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                               Three months ended             Six months ended
                                                                                    June 30,                      June 30,
                                                                               1998           1997           1998           1997
                                                                               ----           ----           ----           ----

Net sales ..............................................................   $ 1,313,640    $ 1,628,804     $ 2,755,155   $ 2,997,403

Cost of goods sold .....................................................       678,223        736,541       1,289,513     1,563,135
                                                                           -----------    -----------     -----------   -----------

         Gross profit ..................................................       635,417        802,210       1,465,642     1,434,268

Research and development expenses ......................................        36,774         44,040          74,739        70,444

Selling, general and administrative expenses ...........................       809,975        717,164       1,551,038     1,422,883
                                                                           -----------    -----------    ------------   -----------

         Operating income (loss) .......................................      (211,332)        41,006        (160,135)      (59,059)

Other income (expenses):
         Interest income ...............................................         5,460          3,564          10,544         4,720
         Interest expense ..............................................       (24,959)       (21,982)        (52,533)      (49,484)
         Other .........................................................        13,078          2,617          15,593         5,083
                                                                           -----------    -----------     -----------    ----------

         Other expense, net ............................................        (6,421)       (15,801)        (26,396)      (38,667)
                                                                           -----------    -----------     -----------   -----------

         Income (loss) before income
         tax (provision)  benefit ......................................      (217,753)        25,205        (186,531)      (97,726)

Income tax benefit, (provision) ........................................        67,250         (4,101)         55,661        35,399
                                                                           -----------    -----------     -----------   -----------

         Net income (loss) .............................................   $  (150,503)   $    21,104     $  (130,870)  $   (62,327)
                                                                           ===========    ===========     ===========   ===========





Basic and diluted net income (loss) per common and common equivalent share $      (.04)   $       .01     $      (.03)  $      (.02)
                                                                           ===========    ===========     ===========   ===========






                 See accompanying notes to financial statements


                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Six months ended
                                                                                               June 30,

                                                                                          1998          1997
                                                                                          ----          ----

Cash flows from operating activities:
      Net income (loss) ............................................................    $(130,870)   $ (62,327)
      Adjustments to reconcile net income  (loss)
          to net cash provided by (used in) operating activities:
              Depreciation of plant and equipment ..................................       87,137      120,452
              Amortization of other assets .........................................       50,132       39,812
              Amortization of software development costs ...........................       73,700       53,101
              Deferred income taxes ................................................      (69,248)     (38,399)
              Deferred compensation ................................................       10,175       20,250
              Changes in operating assets and liabilities:
                   Receivables .....................................................       39,488      (20,239)
                   Inventories .....................................................       92,552       32,378
                   Prepaid expenses ................................................      (22,586)      15,285
                   Other assets ....................................................      (35,178)     (19,418)
                   Trade accounts payable and accrued expenses .....................        1,714      (30,495)
                   Deposits and advances ...........................................       16,058       (8,857)
                                                                                        ---------    ---------

                      Net cash provided by (used in) operating activities ..........      113,074      101,543

Cash flows from investing activities:
      Capital expenditures .........................................................      (48,777)     (23,196)
      Software development costs and other .........................................     (112,750)     (78,850)
      Cash investments .............................................................      (36,066)      (1,215)
                                                                                        ---------    ---------

                     Net cash used in investing activities .........................     (197,593)    (103,261)
                                                                                        ---------    ---------

Cash flows from financing activities:
      Net borrowings (payments) under line of credit agreement .....................      (86,027)     116,416
      Principal borrowings (payments) on long-term debt ............................      224,628      (59,564)
                                                                                        ---------    ---------


                     Net cash provided by (used in) financing activities ...........      138,601       56,852
                                                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents ...............................       54,082       55,134

Cash and cash equivalents at beginning of year .....................................       13,845       31,980

Cash and cash equivalents at end of quarter ........................................    $  67,927    $  87,114
                                                                                        =========    =========







                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

     The financial statements for the six months ended June 30, 1998 and 1997, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997 and 1996 included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the six months ended June 30, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

2.    Earnings Per Share

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128., Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options and warrants are not included in the 1998 or 1997 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,819 for the three and six months ended June 30, 1998, and 1997.

3.    Inventories

     Inventories at June 30, 1998 and December 31, 1997 consisted of the following:

                                                        1998             1997
                                                        ----             ----
          Finished goods                            $  70,100        $  49,362
          Work-in-process                              83,912          143,679
          Raw material and supplies                   615,352          653,875
          Reserve for obsolete inventory              (65,961)         (50,961)
                                                    ---------        ---------
                                                    $ 703,403        $ 795,955
                                                    =========        =========

4.    Impact of Recently Issued Accounting Standards

     In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The application of SFAS 130 for the interim period ended June 30, 1998 resulted in no additional comprehensive income to report. The adoption of this new standard is not expected to have a material impact on the Company.

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

Results of operations for the six months ended June 30, 1998 compared to June 30, 1997

     Consolidated net sales for the six months ended June 30, 1998 decreased $242,248, or 8%, to $2,755,155 when compared to $2,997,403 of net sales for the six months ended June 30, 1997. The decrease is due primarily to economic factors affecting the electronics industry where sales in the contract manufacturing division decreased to $1,489,476, or 15% for the period ended June 30, 1998, compared to $1,756,916 for the period ended June 30, 1997. Sales of telephone call accounting products remained nearly the same at $1,261,204 for the period ended June 30, 1998, compared to $1,268,296 for the period ended June 30, 1997.

     The gross profit increased to $1,465,643, or 2%, when compared to gross profit for six months ended June 30, 1997 of $1,434,268. The gross profit margin as a percentage of sales increased to 53% for the six months ended June 30, 1998, compared to 48% for the same period of 1997. The margin increased from 48% in 1997 to 53% for the six months ended June 30, 1998 primarily as a result of the sales mix. The telecommunication sector sales represented 46% of total sales in 1998 compared to 42% of total sales in 1997.

     For the six months ended June 30, 1998, total research and development costs including amortization of previously capitalized research and development expenses, were $74,739 compared to $70,044 for the same period in 1997. Management of the Company believes that it will be necessary to increase its level of research and development in 1998 to keep its current product lines up to date and to take advantage of technology changes which the Company expects to develop.

     Selling, general and administrative ("SG&A") expenses increased $128,155, or 9%, for the six months ended June 30, 1998, when compared to the same period of 1997. As a percentage of net sales, SG&A expenses were 56% for 1998, compared to 47% for the same period of 1997. SG&A expenses increased due to legal expenses of defending the Company against the Neuenswander lawsuit; costs associated with acquisition and related financing activities; financing and NASDAQ listing issues.

     The Company reported a consolidated net loss for the second quarter of 1998 of $130,870, or $.03 per share. This loss is due to decreased sales in the contract manufacturing division and increased legal and administrative expenses. The telecommunications and contract manufacturing industries are experiencing drastic changes which could limit the Company's ability to meet sales projections in these industries and there can be no assurance that the Company will be able to continue to generate a profitable level of sales.

Liquidity and Capital Resources

     As of June 30, 1998, the Company reported current assets of $2,004,880 and current liabilities of $1,210,007, resulting in net working capital of $794,873. This is an increase of $242,783 when compared to net working capital of $552,090 at December 31, 1997. The Company's operating activities provided $113,074 of cash during the first six months of 1998, compared to $101,543 of cash provided in operating activities during the first six months of 1997. Cash provided by operating activities was used to purchase equipment of $48,777, for capitalized software development costs of $112,750, and to increase cash investments of $36,066. In 1998, the Company paid down its line of credit by $136,764. The Company's working capital has been severely impacted by reductions in sales from its major customers in the contract manufacturing division. Sales decreased by 18% for the second quarter of 1998 when compared to 1997. Local and foreign economic factors affecting the electronics industry are expected to continue to negatively impact operations of the Company in the third and fourth quarters of 1998. The Company refinanced its existing mortgage secured by its land and building in American Fork, Utah, on May 5, 1998, providing $224,628 in working capital. On May 14, 1998, the Company signed a financing term sheet with Provident Capital. This financing was to provide working capital and funding for the acquisition of K.S. Telecom. The Company has subsequently ended discussions with Provident Capital, and is continuing its efforts to find additional financing  through  investment  equity  which  may  be  needed  to  fund  future acquisitions and final development and marketing of new products under consideration. The Company is evaluating its existing system for compliance with the year 2000 and has not determined the modifications, if any, that will be required.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

     Diane Neuenswander and Harold Neuenswander vs. TEL electronics, inc., Hash Tech Inc., R. James Taylor, John L. Gunter, and Stephen M. Nelson, et.al. (Superior court of the State of California, County of Santa Clara, Case No.
CV755710, filed February 5, 1996). In July, 1998, the Company reached a final settlement agreement pertaining to this lawsuit. Under the terms of the agreement both parties agreed to release all past, current and future claims against each other.

NASDAQ Market Listing

     NASDAQ, on August 22, 1997, with SEC approvals, announced new listing requirements for maintaining NASDAQ Small Cap stock listings. To maintain a NASDAQ Small Cap listing of a company's stock, effective February 23, 1998, a company must, at a minimum: be registered under Section 12(g) of the Securities and Exchange Act of 1934 or equivalent; have Net Tangible Assets of $2 million, or Market Capitalization of $35 million, or Net Income in the latest fiscal year of $500,000; have 500,000 shares of stock in the Public Float; have a market value of $1 million for the Public Float shares; have a minimum Bid Price of $1.00; have two Market Makers; have 300 shareholders; and comply with Corporate Governance requirements. The Company complies with all new NASDAQ requirements except the minimum Bid Price of Company Stock. On March 2, 1998, the Company was notified by NASDAQ that it was not in compliance with the minimum Bid Price requirement. The Company may regain compliance if its securities trade at or above the minimum requirement for at least ten consecutive trade days. Effective July 23, 1998, the Company began the review process and is currently being evaluated by NASDAQ concerning its listing status. The Company cannot provide any assurance that it will meet the bid price. If the Company ceases to be listed on the NASDAQ Small Cap Market, it may continue to be listed on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending June 30, 1998.

     (b)  Reports on Form 8-K:

          No reports on form 8-K were filed in the second quarter of 1998.











                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           TELS Corporation



Dated:  August 24, 1998                                  By:  /s/ John L. Gunter
        ---------------                                       ------------------
                                                                  John L. Gunter
                                                                Chairman and CEO


Dated:  August 24, 1998                               By:  /s/ Stephen M. Nelson
        ---------------                                    ---------------------
                                                               Stephen M. Nelson
                                                         President and Treasurer