Form 10QSB/A
period 1998-06-30
TELS CORP
filed 1998-10-01
CIK 756767

1
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q SB/A

                               AMENDMENT TO REPORT

               Filed pursuant to Section 12, 13, or 15(d) of the
                        Securities Exchange Act of 1934

                                TELS Corporation
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-12993

The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its report dated June 30, 1998, on Form 10-Q SB as set forth in the pages attached hereto:

         PART I, Consolidated Statements of Operations, Cost of Goods Sold, Three Months Ended June 30, 1997
         PART I, Consolidated Statements of Operations, Other Income, Other, Six Months Ended June 30, 1997
         PART I, Consolidated Statements of Operations, Income Tax Benefit, (Provision), Three Months Ended June 30, 1998, and Six Months Ended June 30, 1998
         PART I, Consolidated Statements of Cash Flows, Trade Accounts Payable and Accrued Expenses, Six Months Ended June 30, 1998
         PART I, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Net Loss
         PART I, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources
         PART II, Item 1, Legal Proceedings
         PART II, Item 4, Submission of Matters to a Vote of Security Holders

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TELS Corporation
                                                 ----------------
                                                 (Registrant)


Dated:  September 18, 1998                        By:  /s/ John L. Gunter
- --------------------------                        ------------------------------
                                                       John L. Gunter
                                                       Chairman and CEO


Dated:  September 18, 1998                        By:  /s/ Stephen M. Nelson
- --------------------------                        ------------------------------
                                                       Stephen M. Nelson
                                                       President and Treasurer

INDEX


PART I. FINANCIAL INFORMATION                                               Page


     Consolidated Balance Sheets -- June 30, 1998 (Unaudited)
          and December 31, 1997                                                3

     Consolidated  Statements  of  Operations -- Six and Three Months
          Ended June 30, 1998 (Unaudited) and 1997, respectively               4

     Consolidated Statements of Cash Flows -- Six Months Ended
          June 30, 1998 (Unaudited) and 1997, respectively                     5

     Notes to Consolidated Financial Statements (Unaudited)                  6,7

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8,9


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                10

     Item 4. Submission of Matters to a Vote of Security Holders              10

     Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                    12


                      Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three months ended              Six months ended
                                                                   June 30,                      June 30,

                                                           1998             1997           1998            1997
                                                           ----             ----           ----            ----

Net sales ..........................................    $ 1,313,640     $ 1,628,804     $ 2,755,155     $ 2,997,403

Cost of goods sold .................................        678,223         826,594       1,289,513       1,563,135
                                                        -----------     -----------     -----------     -----------

         Gross profit ..............................        635,417         802,210       1,465,642       1,434,268

Research and development expenses ..................         36,774          44,040          74,739          70,444

Selling, general and administrative expenses .......        809,975         717,164       1,551,038       1,422,883
                                                        -----------     -----------     -----------     -----------

         Operating income (loss) ...................       (211,332)         41,006        (160,135)        (59,059)

Other income (expenses):
         Interest income ...........................          5,460           3,564          10,544           4,720
         Interest expense ..........................        (24,959)        (21,982)        (52,533)        (49,484)
         Other .....................................         13,078           2,617          15,593           6,097
                                                        -----------     -----------     -----------     -----------

         Other expense, net ........................         (6,421)        (15,801)        (26,396)        (38,667)
                                                        -----------     -----------     -----------     -----------

         Income (loss) before income
         tax (provision)  benefit ..................       (217,753)         25,205        (186,531)        (97,726)

Income tax benefit, (provision) ....................         67,250          (4,101)         55,661          35,399
                                                        -----------     -----------     -----------     -----------

         Net income (loss) .........................    $  (150,503)    $    21,104     $  (130,870)    $   (62,327)
                                                        ===========     ===========     ===========     ===========

Basic and diluted net income (loss)per common and
     common equivalent share                            $      (.04)    $       .01     $      (.03)    $      (.02)
                                                        ===========     ===========     ===========     ===========




                 See accompanying notes to financial statements.


                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Six months ended
                                                                                                                 June 30,

                                                                                                        1998                 1997
                                                                                                        ----                 ----

Cash flows from operating activities:
      Net income (loss) ....................................................................          $(130,870)          $ (62,327)
      Adjustments to reconcile net income  (loss)
          to net cash provided by (used in) operating activities:
              Depreciation of plant and equipment ..........................................             87,137             120,452
              Amortization of other assets .................................................             50,132              39,812
              Amortization of software development costs ...................................             73,700              53,101
              Deferred income taxes ........................................................            (69,248)            (38,399)
              Deferred compensation ........................................................             10,175              20,250
              Changes in operating assets and liabilities:
                   Receivables .............................................................             39,488             (20,239)
                   Inventories .............................................................             92,552              32,378
                   Prepaid expenses ........................................................            (22,586)             15,285
                   Other assets ............................................................            (35,178)            (19,418)
                   Trade accounts payable and accrued expenses .............................             (1,714)            (30,495)
                   Deposits and advances ...................................................             16,058              (8,857)
                                                                                                      ---------           ---------

                      Net cash provided by (used in) operating activities ..................            113,074             101,543
                                                                                                      ---------           ---------

Cash flows from investing activities:
      Capital expenditures .................................................................            (48,777)            (23,196)
      Software development costs and other .................................................           (112,750)            (78,850)
      Cash investments .....................................................................            (36,066)             (1,215)
                                                                                                      ---------           ---------

                     Net cash used in investing activities .................................           (197,593)           (103,261)
                                                                                                      ---------           ---------

Cash flows from financing activities:
      Net borrowings (payments) under line of credit agreement .............................            (86,027)            116,416
      Principal borrowings (payments) on long-term debt ....................................            224,628             (59,564)
                                                                                                      ---------           ---------


                     Net cash provided by (used in) financing activities ...................            138,601              56,852
                                                                                                      ---------           ---------

Net increase (decrease) in cash and cash equivalents .......................................             54,082              55,134

Cash and cash equivalents at beginning of year .............................................             13,845              31,980

Cash and cash equivalents at end of quarter ................................................          $  67,927           $   7,114
                                                                                                      =========           =========




                See accompanying notes to financial statements.

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

Results of operations for the six months ended June 30, 1998 compared to June 30, 1997

     Consolidated net sales for the six months ended June 30, 1998, decreased $242,248, or 8%, to $2,755,155, when compared to $2,997,403 of net sales for the six months ended June 30, 1997. The decrease is due primarily to economic factors affecting the electronics industry where sales in the contract manufacturing division decreased to $1,489,476, or 15%, for the period ended June 30, 1998, compared to $1,756,916 for the period ended June 30, 1997. Sales of telephone call accounting products remained nearly the same at $1,261,204 for the period ended June 30, 1998, compared to $1,268,296 for the period ended June 30, 1997.

     The gross profit increased to $1,465,643, or 2%, when compared to gross profit for six months ended June 30, 1997, of $1,434,268. The gross profit margin as a percentage of sales increased to 53% for the six months ended June 30, 1998, compared to 48% for the same period of 1997. The margin increased from 48% in 1997 to 53% for the six months ended June 30, 1998, primarily as a result of the sales mix. The telecommunication sector sales represented 46% of total sales in 1998, compared to 42% of total sales in 1997.

     For the six months ended June 30, 1998, total research and development costs including amortization of previously capitalized research and development expenses were $74,739 compared to $70,044 for the same period in 1997. Management of the Company believes that it will be necessary to increase its level of research and development in 1998 to keep its current product lines up to date and to take advantage of technology changes which the Company expects to develop.

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

     The Company reported a consolidated net loss for the six months ended June 30, 1998, of $130,870, or $.03 per share. This loss is due to decreased sales in the contract manufacturing division and increased legal and administrative expenses. The telecommunications and contract manufacturing industries are experiencing drastic changes which could limit the Company's ability to meet sales projections in these industries and there can be no assurance that the Company will be able to continue to generate a profitable level of sales.

Liquidity and Capital Resources

     As of June 30, 1998, the Company reported current assets of $2,004,880 and current liabilities of $1,210,007, resulting in net working capital of $794,873. This is an increase of $242,783 when compared to net working capital of $552,090 at December 31, 1997. The Company's operating activities provided $113,074 of cash during the first six months of 1998, compared to $101,543 of cash provided in operating activities during the first six months of 1997. Cash provided by operating activities was used to purchase equipment of $48,777, for capitalized software development costs of $112,750, and to increase cash investments of $36,066. In 1998, the Company paid down its line of credit by $136,764. The Company's working capital has been severely impacted by reductions in sales from its major customers in the contract manufacturing division, when sales decreased by 18% for the second quarter of 1998 when compared to 1997. Local and foreign economic factors affecting the electronics industry are expected to continue to negatively impact operations of the Company in the third and fourth quarters of 1998. The Company refinanced its existing mortgage secured by its land and building in American Fork, Utah, on May 5, 1998, providing $224,628 in working capital. The new loan is dated May 5, 1998, which matures on May 5, 2003 and is payable in monthly installments of $4,667 with interest of 9.875% per annum. On May 14, 1998, the Company signed a financing term sheet with Provident Capital. This financing was to provide working capital and funding for the acquisition of K.S. Telecom. The Company has subsequently ended discussions with Provident Capital, and is continuing its efforts to find additional financing through investment equity which may be needed to fund future acquisitions and final development and marketing of new products under consideration. The Company is evaluating its existing system for compliance with the year 2000 and has not determined the modifications, if any, that will be required.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

     See items previously reported on Form 10-Q SB for the quarterly period ended March 31, 1998.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on June 22, 1998, at which time David K. Doyle and Ming-Tzong Chen were re-elected to serve as directors. Mr. Doyle and Mr. Chen will serve three-year terms expiring in 2001. Affirmative votes cast for Mr. Doyle were 2,920,602, with 66,621 votes withheld or abstained, and zero votes against. The affirmative votes represented 98% of the total shares voted. Affirmative votes cast for Mr. Chen were 2,891,202, with 96,021 votes withheld or abstained, and zero votes against. The affirmative votes represented 97% of the total shares voted.





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           TELS Corporation



Dated:  September 18, 1998                               By:  /s/ John L. Gunter
        ------------------                                    ------------------
                                                                  John L. Gunter
                                                                Chairman and CEO


Dated:  September 18, 1998                            By:  /s/ Stephen M. Nelson
        ------------------                                 ---------------------
                                                               Stephen M. Nelson
                                                         President and Treasurer