Form 10-Q
period 1998-09-30
TELS CORP
filed 1998-12-01
CIK 756767

1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO


                           Commission File No. 0-12993



                                TELS Corporation
                                ----------------

       (Exact name of small business issuer as specified in its charter)



Utah                                                                 87-0373840
----                                                                 ----------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)



705 East Main Street, American Fork,  Utah                                84003
------------------------------------  ----                                -----
(Address of principal executive offices)                             (Zip Code)

         Issuer's telephone number, including area code: (801) 756-9606



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


The Registrant had issued and outstanding 3,891,774 shares of common stock on October 31, 1998.

                                TELS Corporation
                                ----------------


                                     INDEX
                                     -----


PART I. FINANCIAL INFORMATION                                            Page


     Consolidated Balance Sheets -- September 30, 1998                     3
               and December 31, 1997

     Consolidated Statements of Operations -- Three and Nine Months        4
               Ended September 30, 1998 and 1997, respectively

     Consolidated Statements of Cash Flows -- Nine Months Ended            5
               September 30, 1998 and 1997, respectively

     Notes to Consolidated Financial Statements                           6,7

     Management's Discussion and Analysis of Financial                  8,9,10
               Condition and Results of Operations


PART 11. OTHER INFORMATION

     Item 1.  Market Listing                                              11

     Item 6.  Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                                12


                                TELS Corporation
                                ----------------

                           Consolidated Balance Sheets


                                                                           September 30,    December 31,
                                                                                1998             1997
                              Assets                                        (Unaudited)        Audited
                              ------                                        -----------        -------

Current Assets
         Cash and cash equivalents .....................................   $    54,515    $    13,845
         Cash investments ..............................................        46,696         67,364
         Trade accounts receivable, less allowance for
              doubtful receivables of $108,809 and $119,381 respectively       725,346        719,260
         Employee and other receivables ................................        54,263        117,438
         Inventories ...................................................       505,689        795,955
         Prepaid expenses ..............................................       155,670        171,168
         Deferred income taxes .........................................       139,156        139,156
                                                                               -------        -------

                  Total current assets .................................     1,681,335      2,024,186
                                                                             ---------      ---------

Property, plant and equipment, net .....................................       680,263        758,149
Software development costs, net.........................................       201,264        189,216
Intangible assets, net .................................................        60,485        119,017
Deferred income taxes ..................................................       831,965        701,730
Other assets ...........................................................       207,704        167,938
                                                                               -------        -------
                                                                           $ 3,663,016    $ 3,960,236
                                                                           ===========    ===========


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current Liabilities
         Current portion of long-term debt .............................       427,856        824,043
         Trade accounts payable ........................................       426,724        294,644
         Accrued expenses ..............................................       172,291        149,530
         Accrued vacation ..............................................        69,818         94,562
         Deferred Income ...............................................       113,149         98,749
         Deposits and advances .........................................        28,633         10,568
                                                                                ------         ------

                  Total current liabilities ............................     1,238,471      1,472,096
                                                                             ---------      ---------

Long-term debt, excluding current installments .........................       385,505         19,683
                                                                               -------         ------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 3,891,774  ........................        77,835         77,835
         Additional paid-in capital ....................................     4,226,532      4,226,532
         Accumulated deficit ...........................................    (2,265,327)    (1,825,735)
         Deferred compensation .........................................                      (10,175)
                                                                                              -------

                  Net stockholders' equity .............................     2,039,040      2,468,457
                                                                             ---------      ---------


                                                                           $ 3,663,016    $ 3,960,236
                                                                           ===========    ===========









                 See accompanying notes to financial statements.


                                TELS Corporation
                                ----------------

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         Three months ended           Nine months ended
                                                                            September 30,               September 30,
                                                                            -------------               -------------
                                                                          1998         1997           1998          1997
                                                                          ----         ----           ----          ----

Net sales .......................................................   $ 1,010,029    $ 1,719,386   $ 3,765,184   $ 4,716,789

Cost of goods sold ..............................................       638,851        753,288     1,928,364     2,316,423
                                                                        -------        -------     ---------     ---------

         Gross profit ...........................................       371,178        966,098     1,836,820     2,400,366

Research and development expenses ...............................        43,535         29,780       118,274       100,224

Selling, general and administrative expenses ....................       639,957        776,010     2,190,995     2,198,893
                                                                        -------        -------     ---------     ---------

         Operating income (loss) ................................      (312,314)       160,308      (472,449)      101,249

Other income (expenses):
         Interest income ........................................         1,100          6,428        11,644        11,148
         Interest expense .......................................       (41,706)       (37,603)      (94,239)      (87,088)
         Other ..................................................       (12,887)           949         2,706         7,047
                                                                        -------            ---         -----         -----

         Net other expense ......................................       (53,493)       (30,226)      (79,889)      (68,893)
                                                                        -------        -------       -------       -------

         Income (loss) before income tax benefit (provision) ....      (365,807)       130,082      (552,338)       32,356

Income tax benefit, (provision) .................................        57,085        (38,518)      112,746        (3,119)
                                                                         ------        -------       -------        ------

         Net income (loss) ......................................    $ (308,722)   $    91,564   $  (439,592)  $    29,237
                                                                     ==========    ===========   ===========   ===========



Net income (loss) per basic and diluted common equivalent share      $     (.08)   $       .02   $      (.11)  $       .01
                                                                     ==========    ===========   ===========   ===========
























                 See accompanying notes to financial statements


                                TELS Corporation
                                ----------------

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               Nine months ended
                                                                                 September 30,
                                                                                 -------------

                                                                               1998         1997
                                                                               ----         ----

Cash flows from operating activities:
      Net income (loss) .................................................   $(439,592)   $  29,237
Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
              Depreciation of plant and equipment .......................     139,630      180,752
              Amortization of other assets ..............................      58,788       59,020
              Amortization of software development costs ................     114,288       81,127
              Deferred income taxes .....................................    (130,235)      (3,999)
              Deferred compensation .....................................      10,175       30,375
              Changes in operating assets and liabilities:
                   Receivables ..........................................      57,089     (154,866)
                   Inventories ..........................................     290,266       41,288
                   Prepaid expenses .....................................      15,498       45,643
                   Other assets .........................................     (39,766)     (25,503)
                   Trade accounts payable and accrued expenses ..........     130,097     (116,177)
                   Deposits and advances ................................      32,465       (2,133)
                                                                              -------      -------
                   Net cash provided by operating activities ............     238,703      164,764
                                                                              -------      -------

Cash flows from investing activities:
      Capital expenditures ..............................................     (61,744)     (44,496)
      Software development costs ........................................    (126,336)    (113,525)
      Cash investments ..................................................      20,668       (3,760)
                                                                              -------      -------
                     Net cash used in investing activities ..............    (167,668)    (161,781)
                                                                             ========     ========

Cash flows from financing activities:
      Net (payments) borrowings under line of credit agreement ..........    (157,758)     100,739
      Proceeds from long-term debt ......................................     429,577
      Principal payment on long-term debt ...............................    (302,184)     (77,427)

                                                                              -------       ------
                     Net cash (used in) provided by  financing activities     (30,365)      23,312
                                                                              -------       ------

Net increase in cash and cash equivalents ...............................      40,670       26,295

Cash and cash equivalents at beginning of year ..........................      13,845       31,980
                                                                               ------       ------

Cash and cash equivalents at end of quarter .............................   $  54,515    $  58,275
                                                                            =========    =========














                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements

     The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997 and 1996 included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

2.    Earnings Per Share

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options and warrants are not included in the 1998 or 1997 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,774 for the three and nine months ended September 30, 1998 and 1997.

3.    Inventories

      Inventories at September 30, 1998 and December 31, 1997 consisted of the following:
                                                        1998             1997
                                                        ----             ----
          Finished goods                           $   61,640       $   49,362
          Work-in-process                              89,356          143,679
          Raw Materials and supplies                  515,654          653,875
          Reserve for obsolete inventory             (160,961)         (50,961)
                                                     --------          -------
                                                   $  505,689       $  795,955
                                                   ==========       ==========

4.    Impact of Recently Issued Accounting Standards

     In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence

4.   Impact of Recently Issued Accounting Standards, cont.

as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The application of SFAS 130 resulted in no additional comprehensive income to report in 1998 or 1997.

     Also in June, 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical area of operations, and major customers. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997, and for interim periods beginning in the second year of application, which require restatement of earlier periods presented. The Company is reviewing the effects of the disclosure requirements of this new standard.

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

















                      (THIS SPACE INTENTIONALLY LEFT BLANK)

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


  RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                         COMPARED TO SEPTEMBER 30, 1997

     Consolidated 1998 third quarter net sales of $1,010,029 decreased by 41% when compared to the third quarter of 1997 sales of $1,719,386. Consolidated net sales for the nine months ended September 30, 1998, decreased by 20% to $3,765,184 when compared to $4,716,789 of net sales for the same nine month period of 1997. The decrease in sales is due primarily to economic factors affecting the electronics manufacturing industry causing a sales decrease at HTI of 33% for the first nine months of 1998, when compared with the same period of 1997. Sales in the telephone call accounting division decreased by 9% for the nine months ending September 30, 1998, when compared to the same period in 1997. Management of the company expects an improvement in sales in the manufacturing division for the fourth quarter of 1998 over the third quarter of 1998 and the industry appears to be rebounding with projections for 9% growth in 1999.

     Gross profit for the third quarter of 1998, decreased to $371,178, a decrease of $594,920 when compared to gross profit for the third quarter of 1997 of $966,098. The gross profit margin as a percentage of sales was 36% for the third quarter of 1998, compared to 56% for the third quarter of 1997. The gross profit margin for the nine months ending September 30, 1998 decreased to 49% when compared to 51% for the nine months ending September 30, 1997. This change is due to significantly lower sales levels in the contract manufacturing business and adjustments to allow for excess inventory levels.

     Total research and development expenses including amortization of previously capitalized development costs for the third quarter and nine months ending September 30, 1998 were $43,535 and $118,274 respectively, compared to $29,780 and $100,224 for the same periods in 1997. The Company is continuing its research and development efforts on products which bring together technological advances in the telecommunications industry and believes that it will be necessary to increase its level of research and development in 1998 and 1999 to take advantage of technology changes in the industry.

Results of Operations, cont.

     Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased by $27,898 to $2,170,995 when compared to $2,198,893 for the same period in 1997. For the third quarter of 1998, selling, general and administrative expenses were $639,957, a decrease of $136,053, or 18%, when compared to $776,010 for the third quarter of 1997. As a percentage of net sales, selling, general and administrative expenses were 63% for the third quarter of 1998, and 45% for the third quarter of 1997. Management's efforts to reduce costs were offset somewhat by expenses related to litigation, Nasdaq hearings and related funding acquisition costs. Due to the significant decrease in revenues, management of the Company is continuing its efforts to reduce administrative expenses until such time that increased sales revenues warrant any expansion and/or growth.

     The Company reported a consolidated net loss for the third quarter of 1998 of $(308,722) or $(.08) per share. For the nine months ending September 30, 1998, the Company reported a net loss of $(439,592) or ($.11) per share compared to net income of $29,237 or $.01 per share for the same period of 1997. This unfavorable change in net income can be attributed to the significantly lower sales levels in the electronics contract manufacturing division.

Liquidity and Capital Resources

     As of September 30, 1998, the Company reported current assets of $1,681,335, and current liabilities of $1,238,471, resulting in net working capital of $442,864. This is a decrease of $109,226 when compared to net working capital of $552,090 at December 31, 1997. The Company's operating activities provided $238,703 of cash during the first nine months of 1998, compared to $164,764 of cash provided in operating activities during the first nine months of 1997. Cash provided by operating activities was used to purchase equipment of $61,744 and capitalized software development costs of $126,336. In 1998, the Company paid down its line of credit by $157,758. The Company's working capital has been severely impacted by reductions in sales from its major customers in the contract manufacturing division, where sales decreased by 33% for the nine months of 1998 when compared to 1997. Local and foreign economic factors affecting the electronics industry are expected to continue to negatively impact operations of the Company in the fourth quarter of 1998. The Company has obtained waivers of certain debt covenants under the terms of its line of credit financing. However, the Company has been notified the line of credit will need to be replaced by a different lender. Any failure to obtain new funding could have a material adverse effect on the Company's business. Management of the Company anticipates that additional financing through debt and/or equity will be needed to fund sales growth, operations, future acquisitions, and final development and marketing of new products under consideration.

Year 2000 (Y2K) Computer Systems Compliance

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

     We are continuing our efforts to address this concern and the company is performing assessments of all internal computer systems and developing and implementing plans to correct the problems. We expect these projects to be successfully completed during 1999.

     Our  Proprietary  Call  Accounting  Products  (INN-FORM XL,  INN-FORM Plus,
INN-FORM Express  and  TEL-SENSE)  are  Year  2000  compliant.   The  hardware,
operating system and software are all unconcerned with the year portion of the date in that they do not store the year nor perform any computations based on year. Our PC based products (TEL-SENSE PCS, WIN-SENSE and INN-SURE) are also Year 2000 compliant for the same reasons as given above: they do not base computations on the year. However, the PC that they may be running on may or may not be compliant. PCs are composed of various components (CPU, real time clock, BIOS, etc.) that often use dates as part of their basic functioning and may be vulnerable to the Y2K problem.

     Year 2000 problems could affect research and development, production, distribution, financial, administrative and communication operations. Systems critical to our business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition to our in-house efforts, we intend to continue asking vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness and test such systems where appropriate and possible.

     As part of our contingency plan, we are developing plans for those areas that are critical to TELS' business. Based on our current plans and efforts to date, we do not anticipate that Year 2000 problems will have a material effect on our results of operations or financial condition and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, we have spent $15,000 on this project. Costs to be incurred in the remainder of 1998 and 1999 to fix Year 2000 problems are estimated at approximately $40,000. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations or financial condition.

     The above expectations are subject to uncertainties. For example, if we are unsuccessful in identifying or fixing all Year 2000 problems in our critical operations, or if we are affected by the inability of suppliers or major customers to continue operations due to such a problem, our results of operations or financial condition could be materially impacted.

     The total costs that we incur in connection with the Year 2000 problems will be influenced by our ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected problems, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on our results of operations or financial condition.























                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION


Item 1.  Market Listing

     Effective September 30, 1998, pursuant to a hearing on July 23, 1998 by a Nasdaq Listing Qualifications Panel, a decision was made to delist the Company's securities from the Nasdaq Small Cap Market. The hearing by the Panel was held at the Company's request to consider the issues pertaining to the Company's common stock not being in compliance with the minimum bid price requirement of $1.00. Subsequent to this decision by Nasdaq, the Company is currently listed on the OTC Bulletin Board with the symbol "TELS". The OTC Bulletin Board is run by the National Association of Securities Dealers ("NASD") and is maintained by Nasdaq as an electronic trade-and-quote-reporting forum.

Item 6. Exhibits and Reports on Form 8-K.

         (a).  Exhibits:

               Exhibit 27, Financial Data Schedule

         (b).  Reports on Form 8-K:

               No reports on Form 8-K were filed for the quarter ending September 30, 1998

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            TELS Corporation



Dated:  November 20, 1998                              By:    /s/ John L. Gunter
        -----------------                                     ------------------
                                                                  John L. Gunter
                                                                Chairman and CEO



Dated:  November 20, 1998                            By:   /s/ Stephen M. Nelson
        -----------------                                  ---------------------
                                                               Stephen M. Nelson
                                                         President and Treasurer



Dated:  November 20, 1998                            By:   /s/ Richard Lamoreaux
        -----------------                                  ---------------------
                                                               Richard Lamoreaux
                                                                      Controller