Form 10-K
period 1998-12-31
TELS CORP
filed 1999-04-15
CIK 756767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 or

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

             Securities registered under Section 12 (b) of the Act:
                                     "None"

             Securities registered under Section 12 (g) of the Act:
                          Common Stock, $.02 par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,748,304.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant as of March 31, 1999, was approximately $428,100.

The issuer had issued and outstanding 3,891,819 shares of its Common Stock on March 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections of portions of the registrant's 1999 Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 1999, are incorporated by reference into Part III hereof.

                                    PART I

Item 1. Business

Introduction
------------

     TELS  Corporation,  ("TELS"TM,  "Company"  or  "Registrant"-OTC  Bulletin
Board: "TELS") is a Utah Corporation, incorporated in February, 1981, with its principal executive offices at 705 East Main Street, American Fork, Utah, 84003, telephone number (801) 756-9606.

     MICROMEGA CORPORATIONTM ("MICROMEGA") is a wholly-owned subsidiary of TELS Corporation. MICROMEGA was formed in March, 1991, for the purpose of providing research and development services for TELS and other companies. MedTech, Inc., dba Interro, a wholly-owned subsidiary of MICROMEGA, was formed in April, 1991, for the purpose of providing further development of the Interro medical electronics product.

     D. J. GunTEL, Inc. TM, was formed on May 21, 1993, as a wholly-owned subsidiary of TELS for the purpose of operating the personal computer ("P.C.") reseller division of the Company. This subsidiary was established as a result of the acquisition of the assets of Computer Express in 1993 and also the acquisition of the assets of Micro Station in 1994. Computer Express and Micro Station operated as dba's under D. J. GunTEL, Inc. The Company operated this P.C. reseller division through January, 1996, at which time the Company made the decision to discontinue all P.C. reseller operations (by closing all of the Computer Express operations and selling the assets of Micro Station to Micro Station Corporation on March 31, 1996).

     Hash Tech, Inc. TM ("HTI"TM), a Utah corporation, was formed on March 31, 1994, as a wholly-owned subsidiary of TELS for the purpose of operating the manufacturing and assembly division of TELS. This subsidiary was formed as a result of the acquisition of the assets of Hash Tech, a California corporation, on March 31, 1994, by TELS. HTI operates as a full service turnkey or consignment contract manufacturer of: printed circuit boards (through-hole and surface mount); cable, harness, chassis wiring; and electro-mechanical assemblies.

     TEL electronics, inc.TM ("TEL"TM), was formed on September 26, 1994, as a wholly-owned subsidiary of TELS for the purpose of operating the telecommunications business of TELS. TEL designs, builds, sells and services microprocessor-based computer systems for telecommunications applications in various industries, particularly the lodging industry. TEL's diversified line of telephone call management products are also used in business, education and government applications, where they cost-effectively bill and record telephone system usage. TEL also supplies interactive voice response and processing systems and telecommunications specialty products.

General
-------

     TELS' products and services are divided into two different product and service sectors: first, and the most typical products for the Company for the last 18 years, telecommunications products are used to provide management, accounting, and billing information to various business, education, and government entities, but primarily to the lodging industry; and second, contract manufacturing and assembly operations, provide comprehensive full service turnkey or consignment contract manufacturing services. The Company's segment information is provided in Note 14 of the financial statements.

Products and Services
---------------------

     The Company distributes its telecommunication products through dealers, distributors, management companies and national account chains throughout the United States.

     INN-FORM/XL, INN-FORM PLUS . The INN-FORM/XL provides immediate on-site billing data, permitting hotel/motel guests to make direct-dialed long distance calls and eliminating costly operator-assisted calls. The INN-FORM PLUS, a larger version of the INN-FORM/XL, includes many business features and is ideal for larger hotels and motels with gift shops, etc., or other business needs.

     WIN-SENSETM. This Windows-based business call accounting PC software system, introduced in 1997, has been designed to compete favorably with software products in the telephone call accounting business applications market. WIN-SENSE has graphical representations in full color, with intuitive commands and processes.

     The INN-FORM/XL and WIN-SENSETM products account for a majority of the Company's telecommunications sector sales, followed by the INN-SURETM, which provides answer detection and verification for phone calls. The telecommunication division accounted for 54% of consolidated sales for 1998. The manufacturing and assembly operation accounted for approximately 45% of consolidated sales for 1998.

     TEL-SENSE and TEL-SENSE/K. These products track business phone usage and record time spent and charges for telephone calls. These products operate automatically, reducing clerical errors and accounting effort. TEL-SENSE/K is for smaller key telephone systems.

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

     ISO 9002 Quality Services. TELS, through its subsidiary HTI, provides electronics production services for companies needing high quality turnkey or consignment contract manufacturing. HTI utilizes state-of-the-art equipment and ISO 9002 certified quality control systems to provide services to companies needing circuit board manufacturing, cable assembly, chassis wiring and electro-mechanical assembly services. When coupled with the research and development capabilities of MICROMEGA, TELS provides a complete service opportunity, from research and development to final assembly, under the management of one company. HTI had one customer which accounted for approximately 12% of consolidated net sales for 1998.

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

     The Company plans to continue its travel program, attending various trade shows and visiting with major dealers from time to time. In addition, key management personnel are involved in travel to coordinate the activities of the various TELS companies.

     Management believes computer technology will continue to evolve and be a dominant element in the telecommunications industry. TELS recognizes major telecommunications industry changes ahead as a result of changes in the "NANP" (North American Numbering Plan) and "NADP" (North American Dialing Plan), which went into effect in 1995. The Company expects its telecommunications products and/or enhancements will need to be further developed to meet the changes expected in 1999 and beyond. The Company expects a continuing demand for its products as these future changes occur.

Research and Development
------------------------

     The Company spent approximately $160,000 and $184,000, including certain capitalized expenses, on research and development activities in the years ended December 31, 1998 and 1997, respectively. All research and development expenses for the Company originated from MICROMEGA.

     TELS formed and operates MICROMEGA as a wholly-owned subsidiary to create an environment where engineering personnel are part of a larger entity and also to solicit outside contracts with entities other than TELS. The Company believes that this arrangement improves the efficiency and quality in research and development. MICROMEGA carried out all research and development for TEL in 1998.

Competition
-----------

     The telecommunications and computer industries are highly competitive. The Company competes with a number of manufacturers and distributors of similar telecommunications products, some of which have a longer operating history and greater financial strength, manufacturing capabilities, and name recognition in the marketplace. In addition, some large telecommunications companies and other companies incorporate call accounting, answer detection, voice processing and/or other capabilities into their own products, which they sell directly or indirectly into the same marketplace addressed by the Company's products. There can be no assurance that the Company will be able to compete successfully with these companies in the future. Additionally, there are relatively few barriers to entry into this marketplace. Because of the divestiture by AT&T and the changing regulatory climate, AT&T and the regional BELL operating companies ("RBOCs") have begun competing with the Company and the Company's dealers and distributors. The Company's ability to meet this competition will depend upon, among other things, the Company's ability to expand sales capabilities; attract management as well as technical and marketing personnel; develop enhancements to existing products; develop and market new products; and obtain financing as needed.

     The Company competes with many printed circuit board and cable assembly operations, many who have a longer operating history, greater financial strength, and larger manufacturing capabilities. In addition, many companies provide their own manufacturing capabilities internally within their own operations. There can be no assurance that the Company will be able to compete successfully with these companies in the future. Since 1995, in an effort to modernize its operation, the Company continues to spend considerable effort and resources in maintaining its ISO 9002 certification. The ISO 9002 is a quality standard adopted by the international business community to assure consistent quality manufacturing standards throughout the world. Management believes that the ISO 9002 certification for HTI should continue to enhance the Company's ability to compete in a changing manufacturing environment.

Changing Marketplace
--------------------

     As a result of governmental actions, AT&T has been divided into a number of independent public companies, each with a separate and distinct charter. Each of these independent companies has a major impact on the telecommunications industry. AT&T and the RBOCs are aggressively pursuing their independent activities, while evolving technologies are creating many new opportunities for wireless, cable and utilities companies in the telecommunications marketplace. As a result of changes in the telecommunications industry, there can be no assurance that the Company's products will continue to find a receptive marketplace. These changes have adversely affected many dealers, distributors, and manufacturers in the telecommunications industry. Since major competitive forces in the telecommunications industry exist and since new technologies may tend to favor larger and better financed companies with their often entrenched distribution networks, there can be no assurance that a dealer and distributor network will continue to exist in its previous form or, if such exists, that the network will consist of enough dealers and distributors committed to TELS' products sufficient to generate a profitable level of sales for TELS.

     The manufacturing and assembly marketplace is ever changing to meet the demands of newer and more sophisticated products. The Company will need to continue to purchase more sophisticated equipment and will also need to continue its development of quality manufacturing processes in order to meet the needs of its customers in a rapidly changing technology and product-driven marketplace. There can be no assurance that the Company's contract manufacturing operations will be able to compete in its marketplace or to provide services which will generate a profitable level of sales for the Company.

Competitive Strategy
--------------------

     Management believes the Company's products compete on the basis of (i): product quality, meaning features, technology, reliability, simplicity of use, price, and size and (ii): service quality, meaning responsive customer support and company personnel dedicated to profitably satisfying every customer. From the outset, the Company's telecommunications products have been designed for small and medium-sized hotels, professional firms and general business establishments. TELS' telecommunications products are based on state-of-the-art technologies and designs, yet are relatively simple in function, with the result that they may be priced lower than competitors' equipment without sacrificing profit margin. Management believes that the wholesale prices of its telecommunications products are competitive relative to their features, thereby allowing the end-user's price to be lower than or close to that of its competitors. The Company has seen a general reduction in the retail prices of certain of its competitors' telecommunications products, and thus the Company cannot predict at present whether it will continue to enjoy its current pricing advantage. Moreover, there can be no assurance that the price of the Company's telecommunications products will not increase.

     TELS' stand-alone telephone call accounting products are designed to include advanced features, to occupy a minimum amount of space, to be very easy to use, and to sell at competitive prices. The small physical product size

(smaller than an average size telephone) provides a competitive advantage over the larger and more bulky equipment marketed by many competitors.

Proprietary Rights
------------------

     TELS does not currently hold, nor has it applied for, any patents. Management does not believe that the Company's business is dependent upon the acquisition of patents. TELS always seeks special copyright protection for its names, software and developmental products. The Company designs its own printed circuit boards and software for use in its telecommunications products. TELS' proprietary telecommunications software is either imbedded in machine code in microprocessor memories or is available on protected, but standard PC discs. Management believes that the circuit boards and the software would be difficult to "reverse engineer". The Company continues to take steps to protect its trade names and trademarks and its products and software it develops through licensing or other approaches designed to contractually protect TELS' proprietary information. There can be no assurance that competitors may not independently develop the same or similar technology or obtain access to the Company's proprietary technology. TELS has no proprietary rights to the products previously marketed in its computer sector businesses.

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

     Rulings by the FCC adopted in 1976 and 1980 permit users of the public switched network services, i.e., hotels, network managers, equipment manufacturers, and other potential resellers, to earn revenues through resale on telephone calls. These rulings have enabled hotel and other users of the public switch network services to convert their telephone operations centers from a service or a convenience to a potential profit center.

Employees
---------

As of December 31, 1998, the Company had 60 full-time employees.

Item 2. Properties

     The Company currently owns and occupies a facility with approximately 15,000 square feet of space in American Fork, Utah, which was purchased on August 15, 1984, and includes a 4,800 square foot addition completed in 1988. This facility houses the Company's telecommunication, administrative and research and development offices. The Company leases a 15,000 square foot space in a building located in Santa Clara, California which houses the HTI manufacturing operation. Management believes that these facilities are adequate for operations and production needs at current production levels.

Item 3. Legal Proceedings

     Ameriquest Technologies, Inc. v. Microstation Corporation and Stephen M. Nelson, (11th Judicial Circuit Court, Dade County, Florida, Case No. 97-11878 CA20, filed May 28, 1997). The Complaint alleges causes of action for breach of contract, account stated, open account, and unjust enrichment/breach of implied contract. Plaintiff alleges that Defendant Stephen M. Nelson, President and Director of the Company, executed a personal guarantee guaranteeing to pay Plaintiff for any indebtedness incurred by Defendant Micro Station Corporation (purchaser of certain assets from D. J. GunTEL, Inc. dba Micro Station, a wholly-owned subsidiary of the Company) in favor of Plaintiff and that Nelson has breached the alleged personal guarantee in that he has failed and refused to pay for the goods sold. Plaintiff also alleges that it agreed with Defendant Micro Station Corporation to a resulting balance of $37,000 before instituting this action and that Defendants have not made any payment toward the outstanding amount due. Plaintiff requests compensatory damages, costs, expenses, prejudgment interest, reasonable attorney's fees, and other appropriate relief of an unspecified amount.

     Defendant Nelson filed his Answer denying the allegations and responded to Plaintiff's Motion for Summary Judgment and filed a Cross-Motion for Summary Judgment. On August 25, 1998, the Court granted Plaintiff's Motion for Summary Judgment and denied Nelson's Cross-Motion for Summary Judgment. On October 21, 1998, Nelson filed a Notice of Appeal, challenging the trial court's denial of Nelson's Cross-Motion for Summary Judgment and the trial court's decision to grant Plaintiff's Motion for Summary Judgment and deny Nelson's Cross-Motion for Summary Judgment. The appellate case has been assigned to the Third District Court of Appeals.

     Ameriquest has attempted to domesticate its judgment in Utah by filing an action in Third District Court for Salt Lake County, purportedly for purposes of pursuing Nelson's assets in Utah. Nelson has answered the Complaint. The Company has agreed to indemnify Nelson for any damage awards that become final and nonappealable. In view of the uncertainties inherent in litigation, the Company is unable to express any judgments as to the outcome of this matter.

Market Listing
--------------

     Effective September 30, 1998, pursuant to a hearing on July 23, 1998, by a Nasdaq Listing Qualifications Panel, a decision was made to delist the Company's securities from the Nasdaq Small Cap Market. The hearing by the Panel was held at the Company's request to consider the issues pertaining to the Company's common stock not being in compliance with the minimum bid price requirement of $1.00. Subsequent to this decision by Nasdaq, the Company is currently listed on the OTC Bulletin Board with the symbol "TELS". The OTC Bulletin Board is run by the National Association of Securities Dealers ("NASD") and is maintained by Nasdaq as an electronic trade-and-quote-reporting forum.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.








                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

     Until September 30, 1998, the Company's common stock traded on the Nasdaq SmallCap Market. Effective September 30, 1998, the Company's common stock started trading on The NASD OTC Bulletin Board under the symbol "TELS". The following table sets forth the range of high and low sales prices per share of the Company's common stock for the calendar quarters indicated, as reported. Quotations represent actual transactions in NASD and Nasdaq's quotation system but do not include retail markup, markdown, or commission.


1998               High     Low           1997                High      Low
----               ----     ---           ----                ----      ---

First Quarter    $  .50  $  .34           First Quarter     $  .75   $  .50
Second Quarter      .58     .41           Second Quarter       .56      .25
Third Quarter       .59     .25           Third Quarter        .38      .22
Fourth Quarter      .31     .06           Fourth Quarter       .44      .25


Approximate Number of Equity Security Holders:

     As of March 31, 1999, there were 1,031 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders reported by these record holders.

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

Results of Operations
---------------------

     Consolidated net sales for 1998 decreased 23% to $4,748,304, a decrease of $1,446,756 when compared to consolidated net sales of $6,195,060 for 1997. The decrease in sales is due primarily to a significant decrease of sales activity in the contract manufacturing division where sales decreased by $1,351,581. In 1998 the Company had one major customer in the contract manufacturing segment who reduced its orders with the Company by over 60%, or approximately $900,000, compared to 1997. This reduction occurred in the last half of 1998. The Company was materially dependent on its business with this customer and other customers who were closely aligned with the computer chip industry. This reduction has had a major impact on the revenues and profitability of the Company. Efforts are being made to replace revenues attributable to this customer by developing new customers. The Company expects it will take at least nine months to generate sufficient replacement revenues.

     In addition to the decrease in sales in the manufacturing division, sales of the Company's call accounting products also decreased. In 1998, sales of telecommunications products decreased 4% or $102,420 to $2,595,053 compared to $2,697,473 for 1997. This decrease in sales in the telecommunications product sector is attributable to decreased sales from the Company's dealer distribution channel and national accounts, and was offset somewhat by increased sales of the business call accounting products. Due to planned product enhancements, the Company anticipates that sales to national accounts and dealers, and sales of business call accounting systems, will increase in 1999 and account for the majority of sales in the telecommunications division in 1999.

     Consolidated gross profit decreased 30% or $999,102 in 1998, when compared to 1997. The gross profit of $2,294,130 for 1998, represented 48% of sales. In 1997, gross profit of $3,293,232 represented 53% of sales. The decrease in gross profit as a percentage of sales is due to the change in the sales mix from 1997 to 1998 and reductions in sales in the manufacturing business. In 1998, sales in the telecommunications sector accounted for 55% of total sales, compared to 44% of total sales for 1997. Because the telecommunication products have a higher gross profit margin than products in the manufacturing sector, the Company believes that its consolidated gross profit margin will normally be higher when sales from the telecommunication products increase over those in the manufacturing sector. However, due to the major decline in net sales in the manufacturing sector, including the loss of higher margin customers, the gross profit in the manufacturing sector also decreased by 77% or $985,317 causing the overall consolidated gross margin to decrease. The gross profit for the manufacturing sector of $302,497 for 1998, represented 14% of sales, whereas, in 1997, gross profit of $1,287,814 represented 37% of sales. In 1999, the Company anticipates that the consolidated gross profit percentage will be consistent with 1998 results.

     Consolidated research and development expenditures consisted of several components in 1998. The consolidated expense of $155,727 for 1998 consists of $1,182 for current expenses and $154,545 for amortization of projects which were capitalized in prior years. In addition to these costs currently being expensed, the Company also spent $89,800 in 1998 and $115,705 in 1997, which have been capitalized as software development costs. The Company is continuing its efforts in research and development on products which will primarily be introduced into the telecommunications marketplace. As it looks for opportunities to improve existing products and identify areas for new products, the Company may need to increase research and development activity in the near future.

     Consolidated selling, general and administrative expenses increased 7% to $3,164,502 for 1998, when compared to $2,970,693 for 1997. This increase in 1998 is attributable to non-recurring activities related to legal expenses and investment banking services. In 1998 the Company expended funds to procure funding for acquisitions and legal fees involving litigation. Management anticipates that it will need to make a concerted effort to reduce expenses in 1999 in certain operations of the Company as it continues to focus its efforts toward increased profitability. As a percentage of consolidated net sales, selling, general and administrative expenses were 66% in 1998, compared to 48% in 1997.

     For 1998, the Company reported a net loss from operations of $(1,993,963) or $(.51) per share, compared to a net income from operations of $96,659 for 1997, or $.02 per share. This significant decrease in earnings is primarily attributable to the decline in sales related to contract manufacturing as well as to increases in the administrative expenses, primarily legal and acquisition expenses. Additionally, as of December 31, 1998, the Company decreased its net deferred tax asset to zero by increasing the valuation allowance to fully offset the net deferred tax asset of $840,886 in 1999. The deferred tax asset is primarily the result of net operating loss carry forwards. The Company believes that it is more likely than not that it will not be able to realize the benefit of the net deferred tax asset.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Company reported that current liabilities of $1,477,807 exceeded current assets of $1,346,000 by $131,807. This is a decrease in working capital of $683,897 when compared to working capital of $552,090 at the end of 1997. This decrease in working capital is due to decreases in accounts receivable of $162,382, and inventories of $349,539 and to increases in accounts payable of $125,626 and increases in accrued expenses of $68,102. The Company also used cash provided from long-term debt of $156,907, and redemption of investments of $72,198, to purchase equipment of $63,214 and for capitalized software development costs of $90,252.

     The Company decreased its borrowing on a line of credit by $14,563 in 1998 and increased its long-term debt by $156,907 from $843,726 at the end of 1997. In 1998 the Company made an adjustment to inventory of $210,000 to decrease its inventory level to reflect the lower of cost or market of its remaining inventory. The Company has violated certain requirements of its debt agreements relating to maintaining minimum cash flow levels. The Company's lender has declared the Company in default, but has granted a forbearance on the default and has allowed the Company to remain in violation of the covenants. The lender has put the Company on notice that its $750,000 line of credit will not be renewed in July, 1999, when the current loan matures. If the Company is not able to find replacement financing, the Company may not be able to repay the line of credit. Recently the Company has not been able to make timely payments to its trade creditors, predominantly in the contract manufacturing division. The Company has past due payables in the amount of $148,000. Certain vendors have suspended parts deliveries to the manufacturing division. Nevertheless, the Company has been able to make its deliveries on time and no orders have been canceled. The Company is currently seeking sources of working capital financing sufficient to fund delinquent balances and meet ongoing trade obligations and to find additional financing through investment equity or subordinated debt, which will be needed to fund operations, future acquisitions and final development and marketing of new products under consideration. If additional funding cannot be obtained from these sources, the Company believes it can mortgage assets and/or factor receivables to obtain funding necessary to pay its ordinary business obligations.

     The telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to generate a profitable level of sales.

Year 2000 (Y2K) Computer Systems Compliance
-------------------------------------------

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company is continuing its efforts to address this concern. A project team is performing assessments of all internal computer systems and developing and implementing plans to correct the problems. We expect these projects to be successfully completed during the second and third quarters of 1999. External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, we have spent approximately $25,000 on this project. Remaining costs to be incurred in 1999 to fix Year 2000 problems are estimated at approximately $40,000. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations or financial condition. The Company has evaluated its existing accounting software for compliance with the year 2000 and has determined that an upgrade to the existing accounting system will be required. This upgrade has been purchased and will be installed in the second quarter of 1999.

     Our  Proprietary  Call  Accounting  Products  (INN-FORMXL,  INN-FORMPlus,
INN-FORM Express  and  TEL-SENSE)  are  Year  2000  compliant.   The  hardware,
operating system and software are all unconcerned with the year portion of the date in that they do not store the year nor perform any computations based on year. Our PC-based products (TEL-SENSE PCS, WIN-SENSE and INN-SURE) are also Year 2000 complaint for the same reasons as given above: they do not base computations on the year. However, the PC that they may be running on may or may not be compliant. PCs are composed of various components (CPU, real time clock, BIOS, etc.)some of which may use dates as part of their basic functioning and may be vulnerable to the Y2K problem.

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

     As part of our contingency plan, we are developing plans for those areas that are critical to TELS' business such as scheduling and/or purchase of critical inventory parts, developing relationships with multiple vendor sources, implementing additional backup procedures and printing and storing critical documentation. Based on our current plans and efforts to date, we anticipate that our contingency plan will be completed in the third quarter of 1999 and that the Year 2000 problems will not have a material effect on our results of operations or financial condition.

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

Effects of Inflation
--------------------

     The Company's operations have not been significantly affected by inflation during the periods covered in this report.

Outlook: Issues and Uncertainties
---------------------------------

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

     These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) delays in the release of new products or new versions of existing products; (ii) the shortage of reliable market data regarding the telephone call management and contract manufacturing industries market; (iii) changes in external competitive market factors which might impact trends in the Company's results of operations;
(iv) anticipated working capital or other cash requirements and inability to obtain financing; (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

     The Company's net sales of telephone call accounting systems have improved in the first quarter of 1999, increasing approximately 15% over the first quarter of 1998, and management believes that this trend will continue for the foreseeable future. The expense reductions implemented in the latter part of 1998 and the first quarter of 1999, particularly in the manufacturing division, coupled with the increased sales in telephone call accounting, are expected to improve the Company's operating results in the first and second quarters of 1999.

     The Company's net sales decreased by over 23% from net sales in 1997. Additionally, the Company has incurred a significant loss in the current year creating negative cash flows from operating activities for 1998 and has a working capital deficit at December 31, 1998. A significant portion of the loss for 1998 is attributable to the decline in revenues in the contract manufacturing division where the company was reliant on revenue from one customer which reduced its orders with the Company by over 60% or approximately $900,000. Additionally, the Company's line of credit which is due July, 1999, contains cash flow covenants that, if not complied with, may result in the acceleration of repayment. The Company has been notified that it is in violation of its debt covenants and no waiver has been obtained. Replacement of this line of credit by another financial institution cannot be assured. As of December 31, 1998, the Company's Certifying Accountants have stated that these factors raise substantial doubt about the Company's ability to continue as a going concern.
Failure to accomplish management's plans in 1999 and to generate positive operating cash flow could result in further erosion of the Company's financial condition and failure to meet its financial obligations.

     The Company's business and products may be significantly influenced by the constantly changing body of regulatory laws and regulations, which require that certain regulatory standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at each of its facilities to assure compliance with regulatory laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company.

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

                  Report of Independent Accountants.
                  Consolidated Balance Sheet as of December 31, 1998. Consolidated Statements of Operations for the years ended
                         December 31, 1998 and 1997.
                  Consolidated Statements of Changes in Stockholders' Equity
                         for the years ended December 31, 1998 and 1997.
                  Consolidated Statements of Cash Flows for the years ended
                         December 31, 1998 and 1997.
                  Consolidated Notes to Financial Statements for the years ended
                         December 31, 1998 and 1997.

Item 8. Disagreements on Accounting and Financial Disclosures.
         None.





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                        Report of Independent Accountants


To the Shareholders and Board of Directors of TELS Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of TELS Corporation and its subsidiaries (the "Company") at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a significant loss from operations in 1998, has an accumulated deficit and has a net working capital deficit that, along with other factors, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Salt Lake City, Utah
April 14, 1999


                        TELS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998


          ASSETS                                                           1998
          ------                                                           ----

Current assets:
    Cash and cash equivalents ..................................    $    63,326
    Trade accounts receivable, less allowance for doubtful
       accounts of $81,586 .....................................        608,802
    Employee and other receivables .............................         65,514
    Inventories, net ...........................................        446,416
    Prepaid expenses ...........................................        161,942
                                                                        -------
             Total current assets ..............................      1,346,000

Property and equipment, net ....................................        627,085
Software development costs, net ................................        124,922
Intangible assets, net .........................................         40,974
Other assets ...................................................        208,495
                                                                        -------
                                                                    $ 2,347,476
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
    Trade accounts payable .....................................    $   420,270
    Accrued expenses ...........................................        180,308
    Accrued vacation ...........................................        131,887
    Current portion of long-term debt ..........................        601,069
    Deposits and advances ......................................        144,273
                                                                        -------
             Total current liabilities .........................      1,477,807
                                                                      ---------

Long-term debt, less current portion ...........................        385,000
                                                                        -------

Commitments and contingencies (Notes 7 and 13)

Stockholders' equity
    Common stock, $.02 par value,
       Authorized 50,000,000 shares; issued and
       outstanding 3,891,819 shares ............................         77,835
    Additional paid-in capital .................................      4,226,532
    Accumulated deficit ........................................     (3,819,698)
                                                                     ----------
             Stockholders' equity ..............................        484,669
                                                                        -------
                                                                    $ 2,347,476
                                                                    ===========


                  The accompanying notes are an integral part
                   of these consolidated financial statements



                        TELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1998 and 1997




                                                          1998           1997
                                                          ----           ----

Net sales ........................................   $ 4,748,304    $ 6,195,060

Cost of goods sold ...............................     2,454,174      2,901,828
                                                       ---------      ---------

Gross profit .....................................     2,294,130      3,293,232

Research and development expenses ................       155,727        140,448
Selling, general and administrative expenses .....     3,164,502      2,970,693
                                                       ---------      ---------

  Operating income (loss) ........................    (1,026,099)       182,091
                                                      ----------      ---------

Other income (expense):
  Interest income ................................         4,838         17,934
  Interest expense ...............................      (124,616)      (122,060)
  Other, net .....................................          --           50,895
                                                       ---------      ---------
                                                        (119,778)       (53,231)
                                                       ---------      ---------

Income (loss) before income tax provision ........    (1,145,877)       128,860

Income tax provision .............................      (848,086)       (32,204)
                                                       ---------      ---------

    Net income (loss) ............................   $(1,993,963)   $    96,656
                                                     ===========    ===========

Net income (loss) per share:
  Basic earnings (loss) per share (Note 12) ......   $      (.51)   $       .02
                                                     ===========    ===========

  Diluted earnings (loss) per share (Note 12) ....   $      (.51)   $       .02
                                                     ===========    ===========

Basic and diluted weighted average number
  of shares outstanding ..........................     3,891,819      3,891,819
                                                     ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                        TELS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 for the years ended December 31, 1998 and 1997



                                              Additional
                                    Common      paid-in    Accumulated      Deferred     Stockholders'
                                     stock      capital      deficit      compensation      equity
                                     -----      -------      -------      ------------      ------

Balance at December 31, 1996      $ 77,835   $ 4,226,532   $(1,922,391)   $   (50,675)   $ 2,331,301

Net income .................                        --          96,656          --            96,656
Amortization of deferred
  compensation .............          --            --            --           40,500         40,500
                                    ------     ---------     ---------         ------         ------
Balance at December 31, 1997        77,835     4,226,532    (1,825,735)       (10,175)     2,468,457

Net loss ...................          --            --      (1,993,963)          --       (1,993,963)
Amortization of deferred
  compensation .............          --            --            --           10,175         10,175
                                    ------     ---------     ---------         ------         ------
Balance at December 31, 1998      $ 77,835   $ 4,226,532   $(3,819,698)   $      --      $   484,669
                                  ========   ===========   ===========     ==========     ==========


                   The accompanying notes are an integral part of these consolidated financial statements

                        TELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1998 and 1997




                                                                            1998            1997
                                                                            ----            ----

Cash flows from operating activities:
   Net income (loss)                                                   $(1,993,963)   $    96,656
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization ..............................       426,866        396,311
        Deferred income taxes ......................................       840,886         12,191
        Stock bonuses and amortization of deferred compensation ....        10,175         40,500
        Changes in operating assets and liabilities:
          Receivables ..............................................       162,383         17,766
          Inventories ..............................................       349,539        (45,528)
          Prepaid expenses .........................................        44,181        (22,164)
          Trade accounts payable and accrued expenses ..............       193,728       (263,647)
          Other assets and liabilities .............................       (40,556)        (6,264)
                                                                           -------         ------

            Net cash provided by (used in) operating activities ....        (6,761)       225,821
                                                                            ------        -------

Cash flows from investing activities:
   Redemption of investments .......................................        72,198           --
   Purchases of investments ........................................        (4,834)        (4,965)
   Capital expenditures ............................................       (63,214)       (70,028)
   Proceeds from disposal of equipment .............................          --            7,000
   Software development costs ......................................       (90,252)      (159,675)
                                                                           -------       --------

            Net cash used in investing activities                          (86,102)      (227,668)
                                                                           -------       --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreement ......       (14,563)        65,679
   Payments on long-term debt ......................................      (276,821)       (81,967)
   Principal borrowings on long-term debt ..........................       433,728           --
                                                                           -------        -------

            Net cash provided by (used in) financing activities ....       142,344        (16,288)
                                                                           -------        -------

                                  - Continued -


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                        TELS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued for the years ended December 31, 1998 and 1997





                                                           1998        1997
                                                           ----        ----

Net increase (decrease) in cash and cash equivalents   $  49,481   $ (18,135)

Cash and cash equivalents at beginning of year .....      13,845      31,980

Cash and cash equivalents at end of year ...........   $  63,326   $  13,845


Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ..........   $ 130,675   $ 122,060
   Cash paid during the year for income taxes ......   $   4,800   $   4,000


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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of TELS Corporation and its 100% owned subsidiaries, TEL electronics, inc., DJ GunTEL, Inc., Hash Tech, Inc., Medtech, Inc., and MICROMEGA CORPORATION. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities to the Company of three months or less to be cash equivalents.

     Inventories
     -----------

     Raw materials are stated at the lower of cost or market. Cost is determined using the average cost method, which approximates the first-in, first-out method. Work-in-process and finished goods are stated at the accumulated manufacturing cost, but not in excess of market.

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

     Revenue Recognition
     -------------------

     Revenues are derived primarily from sales of telephone call accounting products and custom assembly services of electro-mechanical, cable and printed circuit boards. Revenues are recorded at the time of shipment of products or performance of services. Revenues from service contracts are recognized in earnings over the terms of the contract.

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

     Net Income (Loss) Per Share
     ---------------------------

     Basic net income  (loss) per share is computed  by dividing  the net income
     (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Options to purchase 746,250 and 748,875 shares of common stock at prices ranging from $0.45 to $1.59 per share were outstanding at December 31, 1998 and 1997 respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.


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

     New Accounting Pronouncements
     -----------------------------

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

2.   Basis of Presentation:

     The Company's 1998 net sales decreased by over 23% from net sales for 1997. Additionally, the Company has incurred a significant loss in the current year creating negative cash flows from operating activities for 1998 and has a working capital deficit at December 31, 1998. A significant portion of the loss for 1998 is attributable to the decline in revenues in the contract manufacturing division where the company was reliant on revenue from one customer which reduced its orders with the Company by over 60% or approximately $900,000. The loss was further increased as a result of the Company decreasing its net deferred tax asset to zero by increasing the valuation allowance to fully offset the Company's net deferred tax asset. The Company believes that it is more likely than not that it will not be able to realize the benefit of the net deferred tax asset.

     Additionally, the Company's line of credit which is due in July, 1999, contains cash flow covenants that, if not complied with, may result in the acceleration of repayment. The Company has been notified that it is in violation of its debt covenants and no waiver has been obtained. Replacement of this line of credit by another financial institution cannot be assured. As of December 31, 1998, these factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's plans with respect to 1999 are to increase revenues in the contract manufacturing division with a more diverse customer base, reduce operating expenses, refinance its line of credit and increase sales in the telephone call accounting division. Failure to accomplish management's plans in 1999 and to generate positive operating cash flow could result in further erosion of the Company's financial condition and failure to meet its financial obligations.


                                   Continued

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Inventories:

     Inventories at December 31, 1998 consisted of the following:
          Finished goods                                            $    64,962
          Work-in-process                                                69,045
          Raw materials and supplies                                    573,369
          Reserve for obsolete inventory                               (260,960)
                                                                       --------
                                                                    $   446,416
                                                                       --------

4.   Property and Equipment:

     Property and equipment at December 31, 1998 consisted of the following:

          Land                                                      $    35,380
          Building and improvements                                     478,885
          Furniture and equipment                                     1,780,316
          Equipment under capital lease                                  89,126
                                                                    -----------
                                                                      2,383,707
          Less accumulated depreciation and
          amortization                                               (1,756,622)
                                                                    -----------
                                                                    $   627,085
                                                                    -----------

     Depreciation expense totaled $194,278 and $199,584 for the years ended December 31, 1998 and 1997, respectively.

5.   Software Development Costs:

     Capitalized software development costs at December 31, 1998 consisted of the following:

          Software development costs                                $   382,856
          Less accumulated amortization                                (257,934)
                                                                    -----------
                                                                    $   124,922
                                                                    -----------

     Amortization expense totaled $154,545 and $116,601 for the years ended December 31, 1998 and 1997, respectively.

6.   Intangible Assets:

     Intangible  assets at December 31, 1998  consisted  of the  following:

          Non-compete  agreements                                   $   299,000
          Goodwill                                                       56,041
          Organizational costs                                           41,398
          Other                                                          11,511
          Less accumulated amortization                                (366,976)
                                                                    -----------
                                                                    $    40,974
                                                                    -----------

     Amortization expense totaled $78,043 and $80,126 for the years ended December 31, 1998 and 1997 respectively.


                                   Continued

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.   Long-term Debt:

     Long-term debt at December 31, 1998, the carrying value of which approximates fair value, consisted of the following:

     Revolving line of credit payable to a financial institution, bearing interest at the institution's index rate plus 3.0%
     (11.5% at December 31, 1998), interest due monthly, principal due July, 1999, collateralized by trade accounts receivable and inventories.  The unused line of credit at December 31,
     1998 was $241,952.                                             $   508,048

     Mortgage note payable to a bank in monthly installments
     of $4,667, including interest at 9.875%,
     final payment of $357,343 due May, 2003; collateralized
     by real property.                                                  426,337

     Note payable under non compete agreement, payable in
     quarterly principal installments of $1,000, through April, 1997.
     Payments suspended by Company until resolution of contract
     terms.                                                               7,000

     Contract payable under legal settlement payable in
     quarterly installments of  $5,000, final payment due
     March, 2000.                                                        25,000

     Capital leases for equipment (Note 8)                               19,684
                                                                    -----------

          Total long-term debt                                          986,069

          Less current portion                                         (601,069)
                                                                    -----------

          Long-term debt, less current portion                      $   385,000
                                                                    -----------



     The Company's revolving line of credit, which matures in July, 1999, contains various covenants and restrictions that specify the Company maintain certain reporting requirements and minimum financial amounts with regard to cash flow. The Company has been notified that it is not in compliance with these covenants. As the Company is unable to obtain a new line of credit with this lender, it intends to seek alternative sources of debt or equity to repay this obligation.


                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.   Leases:

     The Company is obligated under capital leases for machinery and equipment that expire between April 1999 and February 2000. At December 31, 1998, the gross amount of machinery, equipment and related accumulated amortization recorded under capital leases were as follows:

          Equipment under capital lease                              $   89,126
          Less accumulated amortization                                 (62,956)
                                                                     ----------
                                                                     $   26,170
                                                                     ----------

     The Company leases office space and equipment under noncancelable operating lease agreements. Rent expense was $144,107 and $92,308 for the years ended December 31, 1998 and 1997, respectively. Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31,1998 are as follows:


                                                    Capital           Operating
                                                    leases              leases
                                                    ------              ------

     Year ending December 31:
                 1999                            $   18,662          $   83,409
                 2000                                 2,711              11,153
                 2001                                     -               5,184
                 ----                             ---------           ---------

         Total minimum lease payments                21,373          $   99,746
                                                                     ==========

         Less amount representing interest
         (at rates ranging from 5.5% to 20%)         (1,689)
                                                  ---------

         Present value of net minimum
         capital lease payments                      19,684

         Less current installments of
         obligations under capital leases           (17,017)
                                                  ---------

         Obligations under capital leases,
         excluding current installments          $    2,667
                                                 ==========



                                   Continued

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.   Income Taxes:

     Income tax benefit (expense) for the years ended December 31, 1998 and 1997 consists of:


                                                          1998             1997
                                                          ----             ----
     Current:
        Federal                                      $       -        $       -
        State                                           (7,200)         (20,013)
                                                        ------          -------
                                                        (7,200)         (20,013)
                                                        ------          -------
     Deferred:
        Federal                                       (878,052)          (7,945)
        State                                           37,166           (4,246)
                                                        ------           ------
                                                      (840,886)         (12,191)
                                                      --------          -------
           Total                                     $(848,086)       $ (32,204)
                                                     ---------        ---------


     The income tax benefit (expense) for the years ended December 31, 1998 and 1997 differs from the expected tax benefit (expense) computed by applying the U.S. federal corporate income tax rate of 34 percent to earnings (loss) before income taxes as follows:


                                                          1998             1997
                                                          ----             ----

     Computed expected tax benefit (expense)         $  389,598      $  (43,812)
     Increase(decrease)in income taxes
     resulting from:
        Change in valuation allowance                (1,246,920)         19,500
        Effect of expiring tax credits                  (14,758)        (18,994)
        Officers' life insurance                              -            (645)
        State income taxes, net of
          federal income tax benefit                     29,966           1,054
        Meals and entertainment                          (5,848)              -
        Other, net                                         (124)         10,693
                                                      ----------     ----------

        Total income tax benefit (expense)           $ (848,086)     $  (32,204)
                                                      ----------     ----------

                                   Continued

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.   Income Taxes, Continued:

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1998, are presented below:

       Deferred tax assets:
         Accounts receivable                                       $     30,431
         Inventories                                                     97,338
         Accrued liabilities                                             75,311
         Deferred revenue                                                44,557
         Intangible assets                                               81,377
         General business tax credits                                    94,658
         AMT tax credit                                                   4,039
         Net operating loss carry forwards                            1,015,477
                                                                      ---------
           Deferred tax assets                                        1,443,188
           Less valuation allowance                                  (1,356,320)
                                                                     ----------
           Total deferred tax assets                                     86,868
         Deferred tax liability:
           Property and equipment                                       (86,868)
                                                                     ----------
         Net deferred tax asset                                    $          -
                                                                    ===========


     Based on the recent history of net operating losses, management believes that it is more likely than not that the Company will not realize the benefit of the deferred tax assets. Consequently, the Company has established a valuation allowance for the current and deferred tax asset, net of any deferred tax liability at December 31, 1998.


                                   Continued



                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.   Income Taxes, Continued:

     As of December 31, 1998, the Company has net operating loss carry forwards and general business tax credit carry forwards for federal income tax purposes which expire as follows:

                                               Net                          General
                Expiration               operating loss                 business credit
                  date                   carry forwards                 carry forwards

                 1999                     $         -                   $     2,800
                 2000                               -                         6,200
                 2001                         380,900                         6,000
                 2002                               -                        14,500
                 2003                               -                        23,700
                 2004                               -                        19,700
                 2005                          60,100                             -
                 2006                               -                        11,300
                 2007                           5,800                        10,700
                 2008                         648,400                             -
                 2009                               -                             -
                 2010                         151,000                             -
                 2011                         638,000                             -
                 2012                               -                             -
                 2013                               -                             -
                 2014                               -                             -
                 2015                               -                             -
                 2016                               -                             -
                 2017                               -                             -
                 2018                         840,400                             -
                 ----                      ----------                    ----------
                                          $ 2,724,600                   $    94,900
                                          ===========                   ===========

10.  Capital Stock:

     Stock Option and Bonus Plans

     On June 7, 1993, the Board of Directors approved the 1993 TELS Corporation Stock Option and Incentive Plan (the 1993 Plan) which replaced the Company's 1984 Stock Option and Bonus Plan (the 1984 Plan). The Company had reserved 1,237,500 shares of its common stock for issuance under the 1984 Plan, of which 464,000 remained available for grant. The Company will not make any further grants under the 1984 Plan. Under the 1993 Plan, as amended on June 6, 1994, the maximum number of shares issuable to employees, non employees, and consultants totals 2,000,000 shares. The exercise price of options granted is not less than the fair market value on the date of grant as determined by the Compensation Committee (Committee) appointed by the Board of Directors. The options become exercisable over a three-year period, in equal annual increments beginning one year after the date of grant, and expire ten years after the date of grant.


                                   Continued

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.  Capital Stock, Continued:

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

     The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under either plan and for other option agreements. Consistent with FASB Statement 123, the Company calculated the options' fair value based on the grant dates and determined that FASB Statement 123 would have the following impact on reported net income (loss) and earnings (loss) per share:

                                     1998                        1997
                           -----------------------    -------------------------
                                         Loss per                  Earnings per
                                       share basic                  share basic
                           Net loss    and diluted     Net income   and diluted
                           --------    -----------     ----------   -----------
       As Reported       $(1,993,963)     $(.51)     $    96,656       $ 0.02
       Pro Forma         $(1,993,963)     $(.51)     $    95,964       $ 0.02

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 10 years, expected volatility of 92%, no dividend yield and a risk free rate of 5%.

     A summary of activity related to stock options is indicated in the following table:

                                                1998                1997
                                         -----------------   -----------------

                                                  Weighted            Weighted
                                         Number    average   Number    average
                                           of     exercise     of     exercise
                                         shares     price    shares     price
                                         ------     -----    ------     -----


   Outstanding at beginning of year     748,875     $0.87   746,250     $0.95
   Granted                                    -         -    79,000      0.59
   Exercised                                  -         -         -         -
   Forfeited                            151,625      1.47    76,375      0.59
   Outstanding at end of year           597,250      0.77   748,875      0.87
   Options exercisable at year end      547,247      0.77   585,510      0.90


                                   Continued



                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                         Number        Weighted       Weighted        Number        Weighted
         Range of    outstanding at     average        average    exercisable at     average
         exercise     December 31,     remaining      exercise     December 31,     exercise
          prices         1998       contractual life    price         1998            price
      -------------   ------------  ----------------  --------     -------------    ---------

     $0.45 to $0.66    397,250         4.79 years       $0.48       358,913           $0.45
     $0.86 to $1.11     40,000         7.16 years       $0.93        28,334           $0.94
     $1.21 to $1.59    160,000         5.94 years       $1.45       160,000           $1.45
                       -------                                      -------
                       597,250                          $0.77       547,247           $0.77
                       =======                                      =======


     At December 31, 1998, 2,573,901 shares of the Company's common stock are authorized for issuance under the stock option and bonus plans.

     In April, 1993, stock bonus awards were made to officers totaling 450,000 shares that vested over a five-year period commencing in 1993. Compensation expense of $40,500 was recognized in 1997 with respect to this grant. The remaining deferred compensation expense of $10, 175 was recognized in 1998.

11.  Related Party Transactions:

     Included in employee and other receivables at December 31, 1998, is a $39,302 uncollateralized note receivable due from the CEO of the Company. The note bears interest at eight percent and is due on demand.

     Included in selling, general and administrative expense are payments totaling $12,756 in 1998 to the CEO of the Company for the Company's use of vehicles and property owned by the CEO.

12.  Employees' Profit Sharing Plan:

     The Company has an employees' 401(k) profit sharing plan covering substantially all employees who have attained age 21 with service in excess of six months.The plan provides for Company contributions at the discretion of the Board of Directors. Company contributions begin vesting after the first full year in which eligible employees complete 501 hours of service, with full vesting occurring after seven years. Contributions to the plan during the years ended December 31, 1998 and 1997, totaled $20,000 and $0 respectively.

                                   Continued

                       TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.  Contingencies:

     The Company is involved in litigation and disputes arising in the normal course of business. After evaluation of matters known to be outstanding, management is of the opinion that adequate liabilities have been recorded, and that the ultimate disposition of these matters will not have a material adverse affect on the Company's financial position or results of operations.

14.  Activity of Business Segments:

     In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS No. 131), which governs disclosures relating to a business enterprises' operating statements. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Substantially all of the Company's continuing operations are in telecommunications and contract manufacturing and assembly. Total revenue by industry segment includes both sales to unaffiliated customers, as reported in the Company's consolidated statement of operations, and intersegment sales, which are accounted for based on the estimated fair market value of the products. Intersegment sales are not material.

     Operating income (loss) is total revenue less operating expenses. In computing operating income (loss), the effects of general corporate expenses, interest expense and income taxes are not included.

     Identifiable assets by industry are those assets that are used in the Company's operations in each business segment. One customer, in the contract manufacturing and assembly industry, accounted for approximately 12% of the Company's sales in 1998. The same customer accounted for 26% of the sales in 1997. Identifiable assets are principally property and equipment, capitalized software development costs and other assets.

                        TELS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

14.  Segment Information:

     Financial information by segments is as follows:



                                                          1998          1997
                                                          ----          ----

     Net sales:
       Telecommunications                             $ 2,595,053   $ 2,697,473
       Contract manufacturing and assembly              2,144,101     3,495,682
       Corporate and other                                  9,150         1,905
                                                      -----------   -----------
                                                      $ 4,748,304   $ 6,195,060
                                                      -----------   -----------

     Operating income (loss):
       Telecommunications                             $   150,105   $   138,562
       Contract manufacturing and assembly               (918,530)       73,822
       Corporate and other                               (257,674)      (80,293)
                                                      -----------   -----------
                                                      $(1,026,099)  $   182,091
                                                      -----------   -----------

         Identifiable assets:
           Telecommunications                         $   953,942   $   949,315
           Contract manufacturing and assembly            603,498     1,219,669
           Corporate and other                            790,036     1,791,252
                                                      -----------   -----------
                                                      $ 2,347,476   $ 3,960,236
                                                      -----------   -----------

         Depreciation and amortization expense:
           Telecommunications                         $   195,018   $   189,795
           Contract manufacturing and assembly            166,743       153,020
           Corporate and other                             65,105        53,496
                                                      -----------   -----------
                                                      $   426,866   $   396,311
                                                      -----------   -----------

         Capital expenditures:
           Telecommunications                         $     4,109   $    17,814
           Contract manufacturing and assembly             31,677        39,913
           Corporate and other                             27,428        12,301
                                                      -----------   -----------
                                                      $    63,214   $    70,028
                                                      -----------   -----------

         Interest expense:
           Telecommunications                         $    34,221   $    35,892
           Contract manufacturing and assembly             45,778        62,323
           Corporate and other                             44,617        23,845
                                                      -----------   -----------
                                                      $   124,616   $   122,060
                                                      -----------   -----------

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information regarding directors and officers of the Company is incorporated by reference from "Information Relating to Directors, Nominees, Executive Officers, Promoters, and Control Persons" in the 1999 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 7, 1999.

     Information required by item 401 and 405 of Regulation S-B is incorporated by reference from "Compliance with section 16(a) of the Securities Exchange Act of 1934" in the 1999 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 7, 1999.

Item 10.  Executive Compensation

     Information   regarding  this  item  is   incorporated  by  reference  from
"Executive Compensation" in the 1999 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 7, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 7, 1999.

Item 12.  Certain Relationships and Related Transactions

     Information regarding this item is incorporated by reference from "Certain Transactions" in the 1999 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 7, 1999.










                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

     1.Financial Statements - Included in Part II,
          Report on Audit of  Financial Statements.
       Report of Independent Accountants.
       Consolidated Balance Sheet as of December 31, 1998. Consolidated Statements of Operations for the years ended
              December 31, 1998 and 1997.
       Consolidated Statement of Changes in Stockholders' Equity
              for the years ended December 31, 1998 and 1997. Consolidated Statements of Cash Flows for the years ended
              December 31, 1998 and 1997.
       Consolidated Notes to Financial Statements for the years ended
             December 31, 1998 and 1997.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, cont.


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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, cont.

     16.2 Letter on changes in Certifying Accountant filed as Exhibit 16 to the Company's form 8-K, filed on November 3, 1995, and incorporated herein by this reference.

     22.1  Wholly owned Subsidiaries of TELS Corporation:
           TEL electronics, inc.
           MICROMEGA CORPORATION
           MedTech, Inc.
           D. J. GunTEL, Inc.
           Hash Tech, Inc.

     23.1 Consent of Certifying Accountant filed as Exhibit 23 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     27.1 Article 5 Financial Data Schedule for year ended December 31, 1998, Form 10-KSB.

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



                                                                TELS Corporation
                                                                ----------------
                                                                    (Registrant)

April 14, 1999                                     By:         /s/John L. Gunter
--------------                                                 -----------------
Date                                                         John L. Gunter, CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/John L. Gunter            Chairman of the Board of             April 14, 1999
-----------------            Directors, and CEO                   --------------
John L. Gunter              (Principal Executive Officer)


/s/Stephen M. Nelson         Director, President, Treasurer       April 14, 1999
--------------------         and Acting Secretary                 --------------
Stephen M. Nelson


/s/Ronald A. Haller          Controller                           April 14, 1999
-------------------          (Principal Accounting Officer)       --------------
Ronald A. Haller


/s/David K. Doyle            Director                             April 14, 1999
-----------------                                                 --------------
David K. Doyle


/s/Ming-Tzong Chen           Director                             April 14, 1999
------------------                                                --------------
Ming-Tzong Chen

                       Consent of Independent Accountants


     We consent to the incorporation by reference in the registration statement of Tels Corporation on Form S-8, (File No. 333-17149, 333-17163, 333-17169) of
our report dated April 14, 1999, on our audit of the financial statements of TELS Corporation as of December 31, 1998 and for each of the two years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.




PricewaterhouseCoopers LLP

Salt Lake City, Utah
April 14, 1999

                                TELS CORPORATION

                                   Exhibit 21

                            Wholly Owned Subsidiaries


       Name               State of Incorporation          Business Name

TEL electronics, inc.              Utah                   TEL electronics, inc.
MICROMEGA CORPORATION              Utah                   MICROMEGA
MedTech, Inc.                      Utah                   MedTech, Inc.
D.J.GunTEL, Inc.                   Utah                   Micro Station or
                                                          Computer Express
Hash Tech, Inc.                    Utah                   HTI