Form 10-Q
period 1999-03-31
TELS CORP
filed 1999-05-14
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                  YES[X] NO[ ]



The Issuer had outstanding 3,891,819 shares of common stock on May 1, 1999.

                                TELS Corporation
                                ----------------


                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION                                            Page

     Consolidated Balance Sheets -- March 31, 1999 (Unaudited)
               and December 31, 1998                                       3

     Consolidated Statements of Operations -- Three Months Ended
               March 31, 1999 and 1998 (Unaudited)                         4

     Consolidated Statements of Cash Flows -- Three Months Ended
               March 31, 1999 and 1998 (Unaudited)                         5

     Notes to Consolidated Financial Statements (Unaudited)               6,7

     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8,9,10,11


PART II. OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                 13





                                TELS Corporation
                                ----------------


                           Consolidated Balance Sheets


                                                                                       March 31,    December 31,
                                                                                          1999          1998
                  Assets                                                              (Unaudited)     Audited

Current Assets
         Cash and cash equivalents ..............................................   $    45,549    $    63,326
         Trade accounts receivable, less allowance for
             doubtful receivables of $ 86,887 and $ 81,586, respectively ........       723,314        608,802
         Employee and other receivables .........................................        71,360         65,514
         Inventories ............................................................       520,934        446,416

         Prepaid expenses .......................................................       159,882        161,942
         Deferred income taxes                                                           30,667              -
                                                                                         ------

                  Total current assets ..........................................     1,551,706      1,346,000
                                                                                      ---------      ---------

Property, plant and equipment, net ..............................................       585,651        627,085
Software development costs, net .................................................       139,150        124,922
Intangible assets, net ..........................................................        21,402         40,974
Other assets ....................................................................       205,293        208,495
                                                                                        -------        -------
                                                                                    $ 2,503,202    $ 2,347,476
                                                                                    ===========    ===========


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current Liabilities
         Trade accounts payable .................................................   $   494,800    $   420,270
         Accrued expenses .......................................................       173,930        180,308
         Accrued vacation .......................................................       129,201        131,887
         Current portion of long-term debt ......................................       581,823        601,069
         Deposits and advances ..................................................       153,626        144,273
                                                                                        -------        -------

                  Total current liabilities .....................................     1,533,380      1,477,807
                                                                                      ---------      ---------

Long-term debt, excluding current installments ..................................       382,063        385,000
                                                                                        -------        -------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 3,891,819 shares ...........................        77,835         77,835
         Additional paid-in capital .............................................     4,226,532      4,226,532
         Accumulated deficit ....................................................    (3,716,608)    (3,819,698)
                                                                                     ----------     ----------

                  Total stockholders' equity ....................................       587,759        484,669
                                                                                        -------        -------

                                                                                    $ 2,503,202    $ 2,347,476
                                                                                    ===========    ===========



                 See accompanying notes to financial statements


                                TELS Corporation


                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three months ended
                                                           March 31,
                                                           ---------

                                                     1999           1998
                                                     ----           ----

Net sales ...................................   $ 1,125,602    $ 1,441,515

Cost of goods sold ..........................       385,028        611,290
                                                    -------        -------

         Gross profit .......................       740,574        830,225

Research and development expenses ...........        29,999         37,995


Selling, general and administrative expenses        612,858        741,063
                                                    -------        -------

         Operating income                            97,717         51,167
                                                     ------         ------

Other income (expenses):
         Interest income ....................         3,376          5,084
         Interest expense ...................       (26,953)       (27,574)
         Other ..............................             -          2,515
                                                                     -----

         Other expense, net .................       (23,577)       (19,975)
                                                    -------        -------

         Income before income
         tax (provision)  benefit ...........        74,140         31,192

Income tax benefit, (provision) .............        28,950        (11,589)
                                                     ------        -------

         Net income .........................   $   103,090    $    19,603

                                                ===========    ===========





Basic and diluted net income per common share   $       .03    $       .01
                                                ===========    ===========






                 See accompanying notes to financial statements



                                TELS Corporation
                                ----------------

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                      Three months ended
                                                                                           March 31,
                                                                                           ---------
                                                                                       1999        1998
                                                                                       ----        ----

Cash flows from operating activities:
      Net income ...............................................................   $ 103,090    $  19,603
      Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation of plant and equipment ..............................      47,729       52,904
              Amortization of intangible assets ................................      19,572       19,511
              Amortization of software development costs .......................      18,387       37,169
              Deferred income taxes ............................................     (30,667)      10,089
              Deferred compensation ............................................           -       10,125
              Changes in operating assets and liabilities:
                   Receivables .................................................    (120,358)     (30,345)
                   Inventories .................................................     (74,518)     (28,265)
                   Prepaid expenses ............................................       2,060      (28,385)
                   Other assets ................................................       3,201      (16,380)
                   Trade accounts payable and accrued expenses .................      65,467      109,218
                   Deposits and advances .......................................       9,353        7,199
                                                                                       -----        -----

                      Net cash provided by operating activities ................      43,316      162,443
                                                                                      ------      -------

Cash flows from investing activities:
      Capital expenditures .....................................................      (6,295)     (12,884)
      Software development costs ...............................................     (32,615)     (25,575)
      Cash investments .........................................................           -      (33,309)
                                                                                                  -------

                     Net cash used in investing activities .....................     (38,910)     (71,768)
                                                                                     -------      -------

Cash flows from financing activities:
      Net payments under line of credit agreement ..............................     (20,306)     (36,078)
      Principal payments on long-term debt .....................................      (1,877)     (15,521)
                                                                                      ------      -------

                     Net cash used in financing activities .....................     (22,183)     (51,599)
                                                                                     -------      -------

Net (decrease) increase in cash and cash equivalents ...........................     (17,777)      39,076


Cash and cash equivalents at beginning of quarter ..............................      63,326       13,845
                                                                                      ------       ------

Cash and cash equivalents at end of quarter ....................................   $  45,549    $  52,921
                                                                                   =========    =========

Supplemental disclosures of cash flow information:
      Cash paid during the quarter for interest ................................   $  26,953    $  27,574
                                                                                   =========    =========



                 See accompanying notes to financial statements

                                TELS Corporation
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Interim Financial Statements

     The financial statements for the three months ended March 31, 1999 and 1998, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1998 and 1997 included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the three months ended

March 31, 1999, are not necessarily indicative of the results for the year ending December 31, 1999.

2. Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options for 547,247 shares and 585,510 shares for 1999 and 1998, respectively, are not included in the calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,819 for the three months ended March 31, 1999 and 1998.


3. Inventories

     Inventories at March 31, 1999 and December 31, 1998 consisted of the following:

                                                            1999          1998
                                                            ----          ----
     Finished goods                                   $   69,836    $   64,962
     Work-in-process                                     142,336        69,045
     Raw material and supplies                           584,724       573,369
     Reserve for obsolete inventory                     (275,961)     (260,960)
                                                        --------      --------
                                                      $  520,935    $  446,416
                                                      ==========    ==========

4. Impact of Recently Issued Accounting Standards

     The Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Development or Obtained for Internal Use. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company is currently accounting for its internally developed software according to SOP 98-1on its financial statements.

                                TELS Corporation
                                ----------------


5. Activity of Business Segments

     In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS No. 131), which governs disclosures relating to a business enterprises' operating statements. The accounting policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Substantially all of the Company's continuing operations are in telecommunications and contract manufacturing and assembly. Total revenue by industry segment includes both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales, which are accounted for based on the estimated fair market value of the products. Intersegment sales are not material.

     Operating income (loss) is total revenue less operating expenses. In computing operating income (loss), the effects of general corporate expenses, interest expense and income taxes are not included.

     Identifiable assets by segment are those that are used in the Company's operations in each business segment. One customer, in the contract manufacturing and assembly segment accounted for approximately 3% of the Company's sales in the first quarter of 1999. The same customer accounted for 26% of the sales for the same period of 1998. Identifiable assets are principally accounts receivable, inventory, property and equipment, capitalized software development costs and other assets.

     Financial information by segments is as follows:


                                                                           1999           1998
                                                                           ----           ----

         Net sales:
           Telecommunications ...................................   $   778,778    $   616,486
           Contract manufacturing and assembly ..................       346,824        821,789
           Corporate and other ..................................             -          3,240
                                                                                         -----
                                                                    $ 1,125,602    $ 1,441,515
                                                                    ===========    ===========

         Operating income (loss):
           Telecommunications ...................................   $   153,615    $    15,798
           Contract manufacturing and assembly                          (21,678)        20,227
           Corporate and other ..................................       (34,220)        15,142
                                                                        -------         ------
                                                                    $    97,717    $    51,167
                                                                    ===========    ===========

         Identifiable assets:
           Telecommunications ...................................   $ 1,048,818    $ 1,036,439
           Contract manufacturing and assembly ..................       636,002      1,101,893
           Corporate and other ..................................       818,382      1,916,449
                                                                        -------      ---------
                                                                    $ 2,503,202    $ 4,054,781
                                                                    ===========    ===========
         Depreciation and amortization expense:
           Telecommunications ...................................   $    27,144    $    55,532
           Contract manufacturing and assembly ..................        38,171         44,557
           Corporate and other ..................................        20,373          9,495
                                                                         ------          -----
                                                                    $    85,688    $   109,584
                                                                    ===========    ===========
           Interest expense:
           Telecommunications ...................................   $    11,820    $    12,575
           Contract manufacturing and assembly ..................         6,700         12,228
           Corporate and other ..................................         8,433          2,771
                                                                          -----          -----
                                                                    $    26,953    $    27,574
                                                                    ===========    ===========


                                TELS Corporation
                                ----------------


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The following Management Discussion and Analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others: (i) results of operations (including expected changes in the Company's gross profit margin and selling, general and administrative expenses); (ii) the Company's business strategy for increasing sales; (iii) the Company's strategy to increase its size and customer base; (iv) the Company's ability to successfully increase its size through acquisition/merger activity; and (v) the Company's ability to distinguish itself from its current and future competitors.

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


         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999
                           COMPARED TO MARCH 31, 1998


     Consolidated net sales for the first quarter of 1999 decreased $315,913, or 22%, to $1,125,602 when compared to $1,441,515 of net sales for the first quarter 1998. The decrease in sales is mostly due to reductions in sales in the manufacturing division where sales decreased $462,015 or 56% when compared to the first quarter of 1998. This decrease was partly offset by sales of telephone call accounting products where sales increased $162,292 or 26% when compared to the first quarter of 1998. This increase in sales of telephone call accounting products was mostly due to larger orders from dealers and national accounts in the hospitality industry where sales increased 27%, and an increase in sales in the business call accounting division where sales increased 32%. The decrease in sales in the manufacturing division is mainly the result of the loss of revenue from one main customer who accounted for 3% of sales in 1999 compared to 26% of sales for the same period of 1998. No individual customer accounted for 10% or more of sales in 1999.


     Gross profit decreased to $740,574, a decrease of $89,651, or 11%, when compared to gross profit for the first quarter of 1998 of $830,225. The gross profit margin as a percentage of sales increased to 65% for the first quarter of 1999, compared to 58% for the first quarter of 1998. The increase in the gross profit margin as a percent of sales is due primarily to the change in the sales mix where higher sales levels in the telecommunication sector represented 70% of total sales in 1999, compared to 43% of total sales in 1998. The gross profit margin from telecommunication products is traditionally higher than the margin from contract manufacturing products.

     For the first quarter of 1999, total research and development costs including amortization of previously capitalized research and development expenses, were $29,999 compared to $37,995 for the same period in 1998. Management of the Company believes that it will be necessary to increase its level of research and development in 1999 to keep its current product lines up to date and to take advantage of technology changes which the Company expects to develop.

     Selling, general and administrative ("SG&A") expenses decreased $128,205 or 17% to $612,858 for the first quarter of 1999, when compared to $741,063 for the first quarter of 1998. As a percentage of net sales, SG&A expenses were 54% for the first quarter of 1999, compared to 51% for the first quarter of 1998.

     The Company reported consolidated net income for the first quarter of 1999 of $103,090, or $.03 per share. This is a marked improvement when compared to the first quarter net income of $19,603 or ($.01) per share for the same period in 1998 and the losses reported for the latter part of 1998. Management of the Company believes that profitability will continue in the second quarter of 1999 as it focuses on reducing expenses, increasing sales from telecommunication products, and improving gross profit margins. However, the telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to continue to generate a profitable level of sales. The contract manufacturing industry has seen an increase in orders in the first part of 1999 when compared to 1998, however, the industry is subject to rapid change which can limit the company's plans for growth in this industry.

Liquidity and Capital Resources

     As of March 31, 1999, the Company reported current assets of $1,551,706 and current liabilities of $1,533,380, resulting in net working capital of $28,326. This is an increase of $160,133 when compared to a net working capital deficit of $131,807 at December 31, 1998. During the first quarter of 1999, the Company generated $43,316 in cash from operating activities and used $38,910 and $22,183 of cash in its investing and financing activities, respectively.

     The primary sources of cash from operating activities included net income of $103,090 and an increase in payables and accrued expenses of $65,467, while primary uses of cash from operating activities included an increase in accounts receivables of $120,358 and an increase in inventories of $74,518. The increase in inventories was mostly due to increases in work in process inventory which increased $73,291 due to increased orders in the contract manufacturing sector.

     The Company's investing activities in the first quarter of 1999, included capital expenditures of $6,295 for equipment and software development costs of $32, 615. The Company's use of cash for financing activities was mainly due to net payments on a line of credit of $20,306.

     At December 31, 1998, the Company was in violation of certain requirements of its line of credit financing agreement relating to minimum cash flow levels as determined on a quarterly basis. Due to the positive earnings for the first quarter of 1999, the Company believes that it is now in compliance with these cash flow requirements at March 31, 1999. Nevertheless, the lender has put the Company on notice that its $750,000 line of credit which had an outstanding balance of $487,742 at March 31, 1999, will not be renewed in July, 1999, when the current loan matures. If the Company is not able to find replacement financing, the Company may not be able to repay the line of credit. The Company continues to have difficulty with timely payments to its trade creditors, particularly in the contract manufacturing division where certain vendors have placed the Company on COD basis. This could affect the ability of the Company to meets its customers needs on future orders, however, as of May 13, 1999, the Company has been able to make its deliveries on time and no orders have been canceled. The Company is currently seeking alternative sources of working capital financing sufficient to fund payment of delinquent balances and meet ongoing trade obligations and also to fund operations, and further development of new products under consideration. If additional funding cannot be obtained , the Company believes it can mortgage assets and/or factor receivables to obtain funding necessary to pay its ordinary business obligations.

                                TELS Corporation
                                ----------------


Outlook: Issues and Uncertainties

     The Company's sales of telephone call accounting systems have improved in the first four months of 1999, increasing approximately 26% over the same period of 1998. The manufacturing division has increased its orders by over $100,000 when compared to the backlog existing at December 31, 1998. With the expense reductions implemented in the latter part of 1998 and continuing into the first quarter of 1999, the Company expects the earnings to remain positive in the second quarter of 1999. At December 31, 1998, the Company's Certifying Accountants stated that due to uncertainties surrounding the replacement of the line of credit and the loss of revenue in the manufacturing division, there was substantial doubt about the Company's ability to continue as a going concern. Management intends to continue its efforts to address these issues in 1999. Failure to accomplish management's plans in 1999, and to continue to generate positive operating cash flow could result in further erosion of the Company's financial condition and failure to meet its financial obligations.

Year 2000 (Y2K) Computer Systems Compliance

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company is continuing its efforts to address this concern. A project team is performing assessments of all internal computer systems and developing and implementing plans to correct the problems. We expect these projects to be successfully completed during the second and third quarters of 1999. External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, we have spent approximately $25,000 on this project. Remaining costs to be incurred in 1999 to fix Year 2000 problems are estimated at approximately $40,000. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations or financial condition. The Company has evaluated its existing accounting software for compliance with the year 2000 and has determined that an upgrade to the existing accounting system will be required. This upgrade has been purchased and is expected to be installed in the second quarter of 1999.

     Our Proprietary Call Accounting Products (INN-FORMXL, INN-FORMPlus, INN-FORMExpress and TEL-SENSE) are Year 2000 compliant. The hardware, operating system and software are all unconcerned with the year portion of the date in that they do not store the year nor perform any computations based on year. Our PC-based products (TEL-SENSEPCS, WIN-SENSE and INN-SURE) are also Year 2000 complaint for the same reasons as given above: they do not base computations on the year. However, the PC that they may be running on may or may not be compliant. PCs are composed of various components (CPU, real time clock, BIOS, etc.) some of which may use dates as part of their basic functioning and may be vulnerable to the Y2K problem.

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

                                TELS Corporation
                                ----------------


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

                                TELS Corporation
                                ----------------



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending March 31, 1999.

     (b)  Reports on Form 8-K:

          No reports on form 8-K were filed in the first quarter of 1999.





















                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                TELS Corporation
                                ----------------



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                               TELS Corporation



Dated:  May 14, 1999                                     By:  /s/ John L. Gunter
        ------------                                          ------------------
                                                                  John L. Gunter
                                                                Chairman and CEO



Dated:  May 14, 1999                                  By:  /s/ Stephen M. Nelson
        ------------                                       ---------------------
                                                               Stephen M. Nelson
                                                            President, Treasurer
                                                            and Acting Secretary



Dated:  May 14, 1999                                   By:  /s/ Ronald A. Haller
        ------------                                        --------------------
                                                                Ronald A. Haller
                                                                      Controller