Form 10QSB/A
period 1999-03-31
TELS CORP
filed 1999-05-25
CIK 756767

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

                           Commission File No. 0-12993

The  undersigned   registrant  hereby  amends  the  following  item,   financial
statement, exhibit or other portion of its report dated March 31, 1999, on Form 10-QSB as set forth in the page attached hereto:

PART I, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Net Working Capital.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TELS Corporation
                                                 ----------------
                                                 (Registrant)


Dated:  May 17, 1999                                 By:      /s/ John L. Gunter
-------------------------                            ---------------------------
                                                                  John L. Gunter
                                                                Chairman and CEO


Dated:  May 17, 1999                                 By:   /s/ Stephen M. Nelson
-------------------------                            ---------------------------
                                                               Stephen M. Nelson
                                                            President, Treasurer
                                                            and Acting Secretary


Dated:  May 17, 1999                                 By:    /s/ Ronald A. Haller
-------------------------                            ---------------------------
                                                                Ronald A. Haller
                                                                      Controller

                                TELS Corporation
                                ----------------


Liquidity and Capital Resources

     As of March 31, 1999, the Company reported current assets of $1,551,706 and current liabilities of $1,533,380, resulting in net working capital of $18,326. This is an increase of $150,133 when compared to a net working capital deficit of $131,807 at December 31, 1998. During the first quarter of 1999, the Company generated $43,316 in cash from operating activities and used $38,910 and $22,183 of cash in its investing and financing activities, respectively.