Form 10-Q
period 1999-06-30
TELS CORP
filed 1999-08-23
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                        OR

                [   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD FROM TO


                           Commission File No. 0-12993


                                TELS Corporation
                                ----------------
             (Exact name of registrant as specified in its charter)



Utah                                                                  87-0373840
----                                                                  ----------
State or other jurisdiction of                                     (IRS Employer
incorporation or organization)                               Identification No.)



705 East Main Street, American Fork, Utah                                  84003
-----------------------------------------                                  -----
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

                                 YES [X] NO [ ]



The Issuer had outstanding 3,891,819 shares of common stock on August 1, 1999.

                                     INDEX


PART I. FINANCIAL INFORMATION                                             Page


     Consolidated Balance Sheets -- June 30, 1999 (Unaudited)
          and December 31, 1998                                             3

     Consolidated Statements of Operations -- Six and Three Months
          Ended June 30, 1999 and 1998, respectively (Unaudited)            4

     Consolidated Statements of Cash Flows -- Six Months Ended
          June 30, 1999 and 1998, respectively (Unaudited)                  5

          Notes to Consolidated Financial Statements (Unaudited)           6,7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8,9,10


PART II. OTHER INFORMATION


     Item 4. Submission of Matters to a Vote of Security Holders            11

     Item 6.  Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                                  13



                                TELS Corporation
                                ----------------

                          Consolidated Balance Sheets


                                                                                          June 30,     December 31,
                                                                                            1999           1998
                   Assets                                                               (Unaudited)      Audited
                   ------                                                               -----------      -------

Current Assets
         Cash and cash equivalents ...............................................   $    29,471    $    63,326
         Trade accounts receivable, less allowance for
             doubtful receivables of $ 91,293 and $111,279, respectively .........       788,345        608,802
         Employee and other receivables ..........................................        88,807         65,514
         Inventories .............................................................       565,242        446,416
         Prepaid expenses ........................................................       110,100        161,942
         Deferred income taxes ...................................................        56,950              -
                                                                                          ------

         Total current assets ....................................................   $ 1,638,915    $ 1,346,000
                                                                                     -----------    -----------

Property, plant and equipment, net ...............................................       556,581        627,085
Software development costs, net ..................................................       129,378        124,922
Intangible assets, net ...........................................................         2,309
                                                                                                         40,974
Other assets .....................................................................       219,776        208,495
                                                                                         -------        -------
                                                                                     $ 2,546,959    $ 2,347,476
                                                                                     ===========    ===========


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current Liabilities
         Trade accounts payable ..................................................   $   411,324    $   420,270
         Accrued expenses ........................................................       179,937        180,308
         Accrued vacation ........................................................       124,129        131,887
         Current portion of long-term debt .......................................       564,867        601,069
         Deposits and advances ...................................................       195,545        144,273
                                                                                         -------        -------

                  Total current liabilities ......................................     1,475,802      1,477,807
                                                                                       ---------      ---------

Long-term debt, excluding current installments ...................................       374,550        385,000
                                                                                         -------        -------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 3,891,819 ...................................        77,835         77,835
         Additional paid-in capital ..............................................     4,226,532      4,226,532
         Accumulated deficit .....................................................    (3,607,760)    (3,819,698)
                                                                                      ----------     ----------

                  Total stockholders' equity .....................................       696,607        484,669
                                                                                         -------        -------

                                                                                     $ 2,546,959    $ 2,347,476
                                                                                     ===========    ===========













                See accompanying notes to financial statements.



                                TELS Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three months ended             Six months ended
                                                           June 30,                      June 30,
                                                           --------                      --------

                                                      1999        1998              1999         1998
                                                      ----        ----              ----         ----

Net sales ..................................   $ 1,276,952    $ 1,313,640     $ 2,402,554    $ 2,755,155

Cost of goods sold .........................       471,422        678,223         856,450      1,289,513

         Gross profit ......................       805,530        635,417       1,546,104      1,465,642

Research and development expenses ..........        35,382         36,774          65,381         74,739

Selling, general and administrative expenses       675,890        809,975       1,288,748      1,551,038

         Operating income (loss) ...........        94,258       (211,332)        191,975       (160,135)

Other income (expenses):
         Interest income ...................         2,338          5,460           5,714         10,544
         Interest expense ..................       (29,533)       (24,959)        (56,486)       (52,533)
         Other .............................        17,000         13,078          17,000         15,593

         Other expense, net ................       (10,195)        (6,421)        (33,772)       (26,396)

         Income (loss) before income
         tax (benefit) provision  ..........        84,063       (217,753)        158,203       (186,531)

Income tax (benefit), provision ............       (24,783)       (67,250)        (53,733)       (55,661)

         Net income (loss) .................   $   108,846    $  (150,503)    $   211,936    $  (130,870)





Basic and diluted net income (loss)
per common and common equivalent share .....   $       .03    $      (.04)    $       .05    $      (.03)









                See accompanying notes to financial statements.





                                TELS Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                               Six months ended
                                                                                   June 30,
                                                                                   --------


                                                                              1999         1998
                                                                              ----         ----

Cash flows from operating activities:
      Net income (loss) ................................................   $ 211,936    $(130,870)
      Adjustments to reconcile net income  (loss)
          to net cash provided by operating activities:
              Depreciation of plant and equipment ......................      95,458       87,137
              Amortization of other assets .............................      38,186       50,132
              Amortization of software development costs ...............      48,421       73,700
              Deferred income taxes ....................................     (56,950)     (69,248)
Deferred compensation ..................................................        --         10,175
              Changes in operating assets and liabilities:
                   Receivables .........................................    (202,837)      39,488
                   Inventories .........................................    (118,826)      92,552
                   Prepaid expenses ....................................      51,842      (22,586)
                   Other assets ........................................     (10,802)     (35,178)
                   Trade accounts payable and accrued expenses .........     (17,073)       1,714
                   Deposits and advances ...............................      51,272       16,058
                                                                              ------       ------

                      Net cash provided by operating activities ........      90,627      113,074
                                                                              ------      -------

Cash flows from investing activities:
      Capital expenditures .............................................     (24,953)     (48,777)
      Software development costs and other .............................     (52,879)    (112,750)
      Cash investments .................................................        --        (36,066)
                                                                                          -------

                     Net cash used in investing activities .............     (77,832)    (197,593)
                                                                             -------     --------

Cash flows from financing activities:
      Net borrowings (payments) under line of credit agreement .........     (21,200)     (86,027)
      Principal borrowings (payments) on long-term debt ................     (25,450)     224,628
                                                                             -------      -------


                     Net cash provided by (used in) financing activities     (46,650)     138,601
                                                                             -------      -------

Net increase (decrease) in cash and cash equivalents ...................     (33,855)      54,082

Cash and cash equivalents at beginning of year .........................      63,326       13,845
                                                                              ------       ------

Cash and cash equivalents at end of quarter ............................   $  29,471    $  67,927
                                                                           =========    =========








                 See accompanying notes to financial statements.

                                TELS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

     The financial statements for the six months ended June 30, 1999 and 1998 are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1998 and 1997 included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the six months ended June 30, 1999, are not necessarily indicative of the results for the year ending December 31, 1999.

2.    Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options and warrants are not included in the 1999 or 1998 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,819 for the three and six months ended June 30, 1999 and 1998.

3.    Inventories

     Inventories at June 30, 1999, and December 31, 1998, consisted of the following:

                                                         1999            1998
                                                         ----            ----
     Finished goods                                 $   67,241        $  64,962
     Work-in-process                                   143,553           69,045
     Raw material and supplies                         565,409          573,369
     Reserve for obsolete inventory                   (210,961)        (260,960)
                                                      --------         --------
                                                    $  565,242        $ 446,416
                                                    ==========        =========










                                   -Continued-

                                TELS Corporation
                                ----------------


4.     Activity of Business Segments

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

     Identifiable assets by segment are those that are used in the Company's operations in each business segment. One customer in the contract manufacturing and assembly segment, accounted for approximately 7% of the Company's sales in the six months ending June 30, 1999. The same customer accounted for 19% of the sales for the same period of 1998. Identifiable assets are principally accounts receivable, inventory, property and equipment, capitalized software development costs and other assets.

     Financial information by segments is as follows:


                                                            1999           1998
                                                            ----           ----

         Net sales:
           Telecommunications ....................   $ 1,622,805    $ 1,265,679
           Contract manufacturing and assembly ...       779,749      1,489,476
           Corporate and other ...................          --             --
                                                     $ 2,402,554    $ 2,755,155
                                                     ===========    ===========
         Operating income (loss):
           Telecommunications ....................   $   243,152    $    22,285
           Contract manufacturing and assembly           (76,005)      (133,845)
           Corporate and other ...................        24,828        (48,575)
                                                          ------         ------
                                                     $   191,975    $  (160,135)
                                                     ===========    ===========

         Identifiable assets:
           Telecommunications ....................   $   844,446    $   962,574
           Contract manufacturing and assembly ...       736,452        902,995
           Corporate and other ...................       966,061      2,128,347
                                                         -------      ---------
                                                     $ 2,546,959    $ 3,993,916
                                                     ===========    ===========
         Depreciation and amortization expense:
           Telecommunications ....................   $    58,333    $    90,352
           Contract manufacturing and assembly ...        74,040         87,453
           Corporate and other ...................        49,692         33,164
                                                          ------         ------
                                                     $   182,065    $   210,969
                                                     ===========    ===========
           Interest expense:
           Telecommunications ....................   $    23,079    $    13,988
           Contract manufacturing and assembly ...        14,086         24,160
           Corporate and other ...................        19,321         14,385
                                                          ------         ------
                                                     $    56,486    $    52,533
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

     The Company's sales of telephone call accounting systems have continued to improve in the second quarter of 1999, increasing approximately 34% over the second quarter of 1998, and management believes that this trend will continue for the foreseeable future. Efforts to improve sales coupled with expense reductions in the manufacturing division are expected to help improve the Company's operating results throughout 1999.

     Results of operations for the six months ended June 30, 1999, compared to June 30, 1998

     Consolidated net sales for the six months ended June 30, 1999, decreased $352,601, or 13%, to $2,402,554, when compared to $2,755,155 of net sales for the six months ended June 30, 1998. A significant portion of this decrease is attributable to the decline in revenues in the contract manufacturing division where the Company was reliant on revenue from one customer which substantially reduced its orders with the Company. Sales in the manufacturing division decreased 48% to $779,749 for the six months ended June 30, 1999, compared to $1,489,476 for the period June 30, 1998. The decrease in contract manufacturing sales was mostly offset by increased sales of telephone call accounting products where sales increased by $357,126 or 28% to $1,622,805 for the period ended June 30, 1999, compared to $1,265,679 for the period ended June 30, 1998.

     The gross profit increased 5% to $1,546,104, when compared to gross profit for the six months ended June 30, 1998, of $1,465,642. The gross profit margin as a percentage of sales increased to 64% for the six months ended June 30, 1999, compared to 53% for the same period of 1998. The margin increased primarily as a result of the sales mix. The telecommunication sector sales represented 71% of total sales in 1999, compared to 46% of total sales in 1998. The telecommunication product sales traditionally have a higher margin than the manufacturing sales.

     For the six months ended June 30, 1999, total research and development costs including amortization of previously capitalized research and development expenses were $101,300 compared to $186,450 for the same period in 1998. Management of the Company believes that it will be necessary to increase its level of research and development in 1999 to keep its current product lines up to date and to take advantage of technology changes which the Company expects to develop.

     Selling, general and administrative ("SG&A") expenses decreased $262,290 or 17%, for the six months ended June 30, 1999, when compared to the same period of 1998. As a percentage of net sales, SG&A expenses were 54% for 1999, compared to 56% for the same period of 1998.

     The Company reported consolidated net income of $108,846 or $.03 per share for the second quarter and $211,936 or $.05 per share for the six months ended June 30, 1999, compared to a net loss of $150,503 or $.04 per share and $130,870 or $.03 per share for the same period of 1998. This improvement is due to increased sales in its core business of telephone call accounting, where the gross profit margin is higher than in the contract manufacturing division. Management continues to reduce operating expenses to be in line with revenues and expects earnings to remain positive throughout 1999.

Liquidity and Capital Resources

     As of June 30, 1999, the Company reported current assets of $1,638,915 and current liabilities of $1,475,802, resulting in net working capital of $163,113. This is a significant increase of $294,920 when compared to a net working capital deficit of $131,807 at December 31, 1998. The Company's operating activities provided $90,627 of cash during the first six months of 1999, compared to $113,074 of cash provided during the first six months of 1998. Cash provided by operating activities was used to purchase equipment of $24,953, and capitalized software development costs of $52,879. In 1999, the Company paid down its line of credit by $21,201 and long-term debt by $25,450. The first six months has shown marked improvement in cash flows due to increased sales of call accounting products. However, the Company's working capital has been severely impacted by reductions in sales from its major customers in the contract manufacturing division. The Company's line of credit matured on July 12, 1999, and has been renewed until September 11, 1999. If the Company is unable to find replacement financing, there is no assurance that the Company may be able to repay the line of credit. The Company continues to be delinquent in payments to its trade creditors, particularly in the contract manufacturing division where certain vendors have placed the Company on COD basis. This could affect the Company's ability to meet its customers needs on future orders. The Company is continuing its efforts to find additional financing through bank financing and investment equity which may be needed to fund future acquisitions and final development and marketing of new products under consideration.

Year 2000 (Y2K) Computer Systems Compliance

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company is continuing its efforts to address this concern. A project team has performed assessments of all internal computer systems and is developing and implementing plans to correct the problems. The Company expect these projects to be successfully completed during the third and fourth quarters of 1999. External and internal costs specifically associated with modifying internal use software for Y2K compliance are expensed as incurred. To date, the Company has spent approximately $35,000 on this project. Remaining costs to be incurred in 1999 to fix Y2K problems are estimated at approximately $50,000. The Company does not expect the costs relating to Y2K remediation to have a material effect on results of operations or financial condition. The Company has evaluated its existing accounting software for compliance with Y2K and has determined that an upgrade to the existing accounting system will be required. This upgrade has been purchased and has been installed.

     TELS Corporation's Proprietary Call Accounting Products (INN-FORMXL, INN-FORMPlus, INN-FORMExpress and TEL-SENSE) are Y2K compliant. The hardware, operating system and software are all unconcerned with the year portion of the date in that they do not store the year nor perform any computations based on year. The Company's PC-based products (TEL-SENSEPCS, WIN-SENSE and INN-SURE) are also Y2K compliant for the same reasons as given above: they do not base computations on the year. However, the PC that they may be running on may or may not be compliant. PCs are composed of various components (CPU, real time clock, BIOS, etc.) some of which may use dates as part of their basic functioning and may be vulnerable to the Y2K problem.

     Y2K problems could affect research and development, production, distribution, financial, administrative and communication operations. Systems critical to TELS Corporation's business which have been identified as non-Y2K compliant are either being replaced or corrected through programming modifications. In addition to in-house efforts, the Company intends to continue asking vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on operations to verify their Y2K readiness and test such systems where appropriate and possible.

     As part of TELS Corporation's contingency plan, the Company is developing plans for those areas that are critical to TELS' business such as scheduling and/or purchase of critical inventory parts, developing relationships with multiple vendor sources, implementing additional backup procedures and printing and storing critical documentation. Based on current plans and efforts to date, TELS Corporation anticipates that contingency plans will be completed in the third quarter of 1999 and that any Y2K issues will not have a material effect on TELS Corporation's results of operations or financial condition.

     The above expectations are subject to uncertainties. For example, if the Company is affected by the inability of suppliers or major customers to continue operations due to Y2K issues, the results of operations or financial condition could be materially impacted.

     The total costs that TELS Corporation will incur in connection with the Year 2000 problems will be influenced by the Company's ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected problems, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom TELS Corporation has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on TELS Corporation's results of operations or financial condition.

                               TELS Corporation
                                ----------------



                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on June 7, 1999, at which time Dr. John L. Gunter was re-elected to serve as a director. Dr. Gunter will serve a three-year term expiring in 2002. Affirmative votes cast for Dr. Gunter were 2,968,620, with 113,091 votes withheld or abstained, and zero votes against.













                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                TELS Corporation
                                ----------------



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending June 30, 1999.

     (b) Reports on Form 8-K:

         No reports on form 8-K were filed in the second quarter of 1999.











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


                                                               TELS Corporation



Dated:  August 23, 1999                                 By:  /s/ John L. Gunter
        ---------------                                      ------------------
                                                                 John L. Gunter
                                                               Chairman and CEO



Dated:  August 23, 1999                                By:  /s/ Ronald A.Haller
        ---------------                                     -------------------
                                                               Ronald A. Haller
                                                                     Controller