Form 10-Q
period 1999-09-30
TELS CORP
filed 1999-11-12
CIK 756767

1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 YES [X] NO [ ]


The Registrant had issued and outstanding 3,891,819 shares of common stock on October 31, 1999.

                                     INDEX


PART I. FINANCIAL INFORMATION                                            Page


     Consolidated Balance Sheets -- September 30, 1999 (Unaudited)
          and December 31, 1998                                            3

     Consolidated Statements of Operations -- Three and Nine Months
          Ended September 30, 1999 and 1998, respectively (Unaudited)      4

     Consolidated Statements of Cash Flows -- Nine Months Ended
          September 30, 1999 and 1998, respectively (Unaudited)            5

     Notes to Consolidated Financial Statements (Unaudited)               6,7

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8,9,10


PART 11. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                                12

                                TELS Corporation
                                ----------------
                           Consolidated Balance Sheets


                                                                                   September 30,   December 31,
                                                                                       1999            1998
                   Assets                                                          (Unaudited)       Audited
                   ------                                                          -----------       -------


Current Assets
         Cash and cash equivalents ............................................   $   (35,525)   $    63,326
         Trade accounts receivable, less allowance for
             doubtful receivables of $ 97,364 and $81,586, respectively .......       658,172        608,802
         Employee and other receivables .......................................        71,248         65,514
         Inventories ..........................................................       453,021        446,416
         Prepaid expenses .....................................................       137,249        161,942
         Deferred income taxes ................................................        37,000              -
                                                                                       ------

         Total current assets .................................................   $ 1,321,165    $ 1,346,000
                                                                                  -----------    -----------

Property, plant and equipment, net ............................................       522,604        627,085
Software development costs, net ...............................................       116,644        124,922
Intangible assets, net ........................................................        12,723         40,974
Other assets ..................................................................       232,801        208,495
                                                                                      -------        -------

                                                                                  $ 2,205,936    $ 2,347,476
                                                                                  ===========    ===========


                 Liabilities and Stockholders' Equity


Current Liabilities
         Trade accounts payable ...............................................   $   348,398    $   420,270
         Accrued expenses .....................................................        87,431        180,308
         Accrued vacation .....................................................       102,086        131,887
         Current portion of long-term debt ....................................       617,355        601,069
         Deposits and advances ................................................       205,792        144,273
                                                                                      -------        -------

                  Total current liabilities ...................................     1,361,062      1,477,807
                                                                                    ---------      ---------

Long-term debt, excluding current installments ................................       359,467        385,000
                                                                                      -------        -------

Stockholders' equity
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 3,891,819 ................................        77,835         77,835
         Additional paid-in capital ...........................................     4,226,532      4,226,532
         Accumulated deficit ..................................................    (3,818,962)    (3,819,698)
                                                                                   ----------     ----------

                  Total stockholders' equity ..................................       485,406        484,669
                                                                                      -------        -------

                                                                                  $ 2,205,936    $ 2,347,476
                                                                                  ===========    ===========













                 See accompanying notes to financial statements.

                                TELS Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         Three months ended           Nine months ended
                                                                            September 30,               September 30,
                                                                          1999         1998           1999         1998


Net sales .......................................................  $  1,100,787  $  1,010,029    $ 3,503,341   $ 3,765,184

Cost of goods sold ..............................................       472,458       638,851      1,328,908     1,928,364
                                                                        -------       -------      ---------     ---------

         Gross profit ...........................................       628,329       371,178      2,174,433     1,836,820

Research and development expenses ...............................        33,088        43,535         98,469       118,274

Selling, general and administrative expenses ....................       751,758       639,957      2,040,506     2,190,995
                                                                        -------       -------      ---------     ---------

         Operating income (loss) ................................      (156,517)     (312,314)        35,458      (472,449)
Other income (expenses):
         Interest income ........................................        21,703         1,100         27,417        11,644
         Interest expense .......................................       (32,018)      (41,706)       (88,504)      (94,239)
         Other ..................................................       (17,000)      (12,887)          --           2,706
                                                                        -------       -------                        -----

         Net other expense ......................................       (27,315)      (53,493)       (61,087)      (79,889)
                                                                        -------       -------        -------       -------

         Income (loss) before income tax benefit (provision) ....      (183,832)     (365,807)       (25,629)     (552,338)

Income tax benefit, (provision) .................................       (27,368)       57,085         26,365       112,746
                                                                        -------        ------         ------       -------

         Net income (loss) ......................................   $  (211,200)  $  (308,722)   $       736   $  (439,592)
                                                                    ===========   ===========    ===========   ===========



Net income (loss) per basic and diluted common equivalent share     $      (.05)  $      (.08)   $       .00   $      (.11)
                                                                    ===========   ===========    ===========   ===========












                 See accompanying notes to financial statements

                                TELS Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine months ended
                                                                                  September 30,
                                                                                  -------------

                                                                                1999         1998
                                                                                ----         ----

Cash flows from operating activities:
      Net income (loss) .................................................   $     736    $(439,592)
      Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
              Depreciation of plant and equipment .......................     143,187      139,630
              Amortization of other assets ..............................      24,385       58,788
              Amortization of software development costs ................      83,806      114,288
              Deferred income taxes .....................................     (37,000)    (130,235)
              Deferred compensation .....................................        --         10,175
              Changes in operating assets and liabilities:
                   Receivables ..........................................     (55,104)      57,089
                   Inventories ..........................................      (6,605)     290,266
                   Prepaid expenses .....................................      24,693       15,498
                   Other assets .........................................     (20,439)     (39,766)
                   Trade accounts payable and accrued expenses ..........    (194,549)     130,097
                   Deposits and advances ................................      61,519       32,465
                                                                               ------       ------

                     Net cash provided by operating activities ............    24,629      238,703
                                                                               ------      -------

Cash flows from investing activities:
      Capital expenditures ..............................................     (38,706)     (61,744)
      Software development costs ........................................     (75,528)    (126,080)
      Cash investments ..................................................        --         20,668
                                                                                            ------

                     Net cash used in investing activities ..............    (114,234)    (167,668)
                                                                             --------     --------

Cash flows from financing activities:
      Net (payments) borrowings under line of credit agreement ..........       4,224     (157,758)
      Proceeds from long-term debt ......................................        --        429,577
      Principal payment on long-term debt ...............................     (13,471)    (302,184)
                                                                              -------     --------


                     Net cash (used in) provided by financing activities       (9,247)     (30,365)
                                                                               ------      -------

Net increase in cash and cash equivalents ...............................     (98,852)      40,670

Cash and cash equivalents at beginning of year ..........................      63,326       13,845
                                                                               ------       ------

Cash and cash equivalents at end of quarter .............................   $ (35,525)   $  54,515
                                                                            =========    =========












                 See accompanying notes to financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Interim Financial Statements

     The financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1998 and 1997 included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

2.    Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options and warrants are not included in the 1999 or 1998 calculations because they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,819 for the six and nine months ended September 30, 1999 and 1998.

3.    Inventories

     Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                                       1999            1998
                                                       ----            ----
          Finished goods                          $   25,351      $   64,962
          Work-in-process                            135,953          69,045
          Raw Materials and supplies                 597,458         573,369
          Reserve for obsolete inventory            (305,741)       (260,960)
                                                    --------        --------
                                                  $  453,021      $  446,416
                                                  ==========      ==========




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

     Financial information by segments is as follows:


                                                           1999            1998
                                                           ----            ----

         Net sales:
           Telecommunications ....................   $ 2,367,113    $ 2,396,585
           Contract manufacturing and assembly ...     1,136,228      1,368,599
           Corporate and other ...................            --             --
                                                     $ 3,503,341    $ 3,765,184
                                                     ===========    ===========

         Operating income (loss):
           Telecommunications ....................   $   274,569    $   134,781
           Contract manufacturing and assembly....      (149,530)      (240,651)
           Corporate and other ...................       (89,581)      (366,579)
                                                         -------       --------
                                                     $    35,458    $  (472,449)
                                                     ===========    ===========

        Identifiable assets:
           Telecommunications ....................   $   833,819    $   992,351
           Contract manufacturing and assembly ...       543,808        730,398
           Corporate and other ...................       828,309        624,727
                                                         -------        -------
                                                     $ 2,205,936    $ 2,347,476
                                                     ===========    ===========

         Depreciation and amortization expense:
           Telecommunications ....................   $    89,667    $   133,923
           Contract manufacturing and assembly ...        85,007        129,626
           Corporate and other ...................        76,704         49,157
                                                          ------         ------
                                                     $   251,378    $   312,706
                                                     ===========    ===========

           Interest expense:
           Telecommunications ....................   $    30,718    $    40,728
           Contract manufacturing and assembly ...        27,645         24,736
           Corporate and other ...................        30,141         28,775
                                                          ------         ------
                                                     $    88,504    $    94,239
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


  RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                         COMPARED TO SEPTEMBER 30, 1998

     Consolidated 1999 third quarter net sales of $1,100,787 increased by 9% when compared to the third quarter of 1998 sales of $1,010,029. Consolidated net sales for the nine months ended September 30, 1999, decreased by 7% to $3,503,341 when compared to $3,765,184 of net sales for the same nine month period of 1998. The decrease in sales is due primarily to economic factors affecting the electronics manufacturing industry causing a sales decrease at HTI of 17% for the first nine months of 1999, when compared with the same period of 1998. Sales in the telephone call accounting division decreased by 1% for the nine months ending September 30, 1999, when compared to the same period in 1998.

     Gross profit for the third quarter of 1999 increased to $628,329, an increase of $257,151 when compared to gross profit for the third quarter of 1998 of $371,178. The gross profit margin as a percentage of sales was 57% for the third quarter of 1999, compared to 37% for the third quarter of 1998. The gross profit margin for the nine months ending September 30, 1999, increased to 62% when compared to 49% for the nine months ending September 30, 1998.

     Total research and development expenses including amortization of previously capitalized development costs for the third quarter and nine months ending September 30, 1999 were $33,088 and $98,469 respectively, compared to $43,535 and $118,385 for the same periods in 1998. The Company is continuing its research and development efforts on products which bring together technological advances in the telecommunications industry and believes that it will be necessary to increase its level of research and development in 1999 and 2000 to take advantage of technology changes in the industry.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased by $150,489 to $2,040,506 when compared to $2,190,995 for the same period in 1998. For the third quarter of 1999, selling, general and administrative expenses were $751,758, an increase of $111,801, or 17%, when compared to $639,957 for the third quarter of 1998. As a percentage of net sales, selling, general and administrative expenses were 68% for the third quarter of 1999, and 63% for the third quarter of 1998. Management's efforts to reduce costs were offset somewhat by expenses related to litigation, funding, and acquisition costs. Management of the Company is continuing its efforts to reduce administrative expenses until such time that increased sales revenues warrant expansion and/or growth.

     The Company reported a consolidated net loss for the third quarter of 1999 of $(211,200) or $(.05) per share compared to a consolidated net loss of $(308,722) or $(.08) per share in 1998. For the nine months ending September 30, 1999, the Company reported a net income of $736 or ($.00) per share compared to a net loss of $(439,592) or $(.11) per share for the same period of 1998. Losses continue to be attributed to the significantly lower sales levels in the electronics contract manufacturing division.

Liquidity and Capital Resources

     As of September 30, 1999, the Company reported current assets of $1,321,165, and current liabilities of $1,361,063, resulting in net working capital of $(39,898). This is a decrease of $482,762 when compared to net working capital of $442,864 at September 30, 1998. The Company's operating activities provided $24,634 of cash during the first nine months of 1999, compared to $238,703 of cash provided in operating activities during the first nine months of 1998. Cash provided by operating activities was used to purchase equipment of $38,705 and capitalized software development costs of $75,529. In 1999, the Company increased its line of credit by $4,220. The Company's working capital has been severely impacted by reductions in sales from its major customers in the contract manufacturing division, where sales decreased by 17% for the nine months of 1999 when compared to 1998. The Company replaced its line of credit with a different lender in September of 1999.

Year 2000 (Y2K) Computer Systems Compliance

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company is continuing its efforts to address this concern. A project team has performed assessments of all internal computer systems and is developing and implementing plans to correct the problems. The Company expects these projects to be successfully completed during the fourth quarter of 1999. External and internal costs specifically associated with modifying internal use software for Y2K compliance are expensed as incurred. To date, the Company has spent approximately $35,000 on this project. Remaining costs to be incurred in 1999 to fix Y2K problems are estimated at approximately $50,000. The Company does not expect the costs relating to Y2K remediation to have a material effect on results of operations or financial condition. The Company evaluated its existing accounting software for compliance with Y2K and determined that an upgrade to the existing accounting system was required. This upgrade has been purchased and has been installed.

     TELS Corporation's Proprietary Call Accounting Products (INN-FORM XL, INN-FORM Plus, INN-FORM Express and TEL-SENSE) are Y2K compliant. The hardware, operating system and software are all unconcerned with the year portion of the date in that they do not store the year nor perform any computations based on year. The Company's PC-based products (TEL-SENSE PCS, WIN-SENSE and INN-SURE) are also Y2K compliant for the same reasons as given above: they do not base computations on the year. However, the PC that they may be running on may or may not be compliant. PCs are composed of various components (CPU, real time clock, BIOS, etc.), some of which may use dates as part of their basic functioning and may be vulnerable to the Y2K problem.

     Y2K problems could affect research and development, production, distribution, financial, administrative and communication operations. Systems critical to TELS Corporation's business which have been identified as non-Y2K compliant are either being replaced or corrected through programming modifications. In addition to in-house efforts, the Company intends to continue asking vendors, major customers, service suppliers, communications providers and banks, whose systems failures potentially could have a significant impact on operations, to verify their Y2K readiness and test such systems where appropriate and possible.

     As part of TELS Corporation's contingency plan, the Company is developing plans for those areas that are critical to TELS' business such as scheduling and/or purchase of critical inventory parts, developing relationships with multiple vendor sources, implementing additional backup procedures and printing and storing critical documentation. Based on current plans and efforts to date, TELS Corporation anticipates that Y2K issues will not have a material effect on TELS Corporation's results of operations or financial condition.

     The above expectations are subject to uncertainties. For example, if the Company is affected by the inability of suppliers or major customers to continue operations due to Y2K issues, the results of operations or financial condition could be materially impacted. The Company recognizes that there is some probability of a slow down in sales around the end of 1999 and the beginning of 2000 as more conservative customers postpone purchases until Y2K matters have become more definite.

     The total costs that TELS Corporation will incur in connection with the Year 2000 problems will be influenced by the Company's ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected problems, the related labor and/or consulting costs for such remediation, the effects of any sales slow down related to Y2K, and the ability of third parties with whom TELS Corporation has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on TELS Corporation's results of operations or financial condition.














                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                TELS CORPORATION
                                ----------------


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a). Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending September 30, 1999.

     (b).  Reports on Form 8-K:

           No reports on Form 8-K were filed for the third quarter of 1999.

                                TELS CORPORATION
                                ----------------


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                TELS Corporation



Dated:  November 12, 1999                              By:    /s/ John L. Gunter
        -----------------                                     ------------------
                                                                  John L. Gunter
                                                                Chairman and CEO



Dated:  November 12, 1999                             By:   /s/ Ronald A. Haller
        -----------------                                   --------------------
                                                                Ronald A. Haller
                                                                      Controller