Form 10KSB
period 1999-12-31
TELS CORP
filed 2000-05-08
CIK 756767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----------- TO --------------

                           Commission File No. 0-12993
                           ---------------------------

                                TELS Corporation
                 (Name of small business issuer in its charter)

               UTAH                                              87-0373840
-------------------------------                              -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

705 East Main Street, American Fork, Utah                          84003
-----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: (801)756-9606

             Securities registered under Section 12 (b) of the Act:
                                     "None"

             Securities registered under Section 12 (g) of the Act:
                          Common Stock, $.02 par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES NO __X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $3,010,025.

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2000, was approximately $1,552,836.

The issuer had issued and outstanding 3,891,819 shares of its Common Stock on March 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Those sections of portions of the registrant's 2000 Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 2000, are incorporated by reference into Part III hereof.

                                     PART I
Item 1. Business

Introduction
------------

         TELS CorporationTM, ("TELS"TM, "Company" or "Registrant" - OTC Bulletin
Board: "TELS") is a Utah Corporation, incorporated in February, 1981, with its principal executive offices at 705 East Main Street, American Fork, Utah, 84003, telephone number (801) 756-9606.

         MICROMEGA CORPORATIONTM ("MICROMEGA") is a wholly-owned subsidiary of TELS Corporation. MICROMEGA was formed in March, 1991, for the purpose of providing research and development services for TELS and other companies. MedTech, Inc., dba Interro, a wholly-owned subsidiary of MICROMEGA, was formed in April, 1991, for the purpose of providing further development of the Interro medical electronics product. The Company permanently closed down all MedTech operations in 1999, consisting only of occasional service activities since no Interro products have been sold for several years, and disposed of all related inventory and equipment, all obsolete.

         D. J. GunTEL, Inc. TM, was formed on May 21, 1993, as a wholly-owned subsidiary of TELS for the purpose of operating the personal computer ("P.C.") reseller division of the Company. This subsidiary was established as a result of the acquisition of the assets of Computer Express in 1993 and also the acquisition of the assets of Micro Station in 1994. Computer Express and Micro Station operated as dba's under D. J. GunTEL, Inc. The Company operated this P.C. reseller division through January 1996, at which time the Company made the decision to discontinue all P.C. reseller operations (by closing all of the Computer Express operations and selling the assets of Micro Station to Micro Station Corporation on March 31, 1996). The Company permanently closed down all
D. J. GunTEL operations in 1999 since no operations had been carried out here for several years.

         Hash Tech, Inc. TM ("HTI"TM), a Utah corporation, was formed on March 31, 1994, as a wholly-owned subsidiary of TELS for the purpose of operating the contract manufacturing and assembly division of TELS. This subsidiary was formed as a result of the acquisition of the assets of Hash Tech, a California corporation, on March 31, 1994, by TELS. The Company operated this contract manufacturing and assembly division until mid-November 1999, at which time the Company made the decision to discontinue all contract manufacturing and assembly operations (by permanently closing all HTI operations on November 19, 1999).

         TEL electronics, inc.(R) ("TEL"TM), was formed on September 26, 1994, as a wholly-owned subsidiary of TELS for the purpose of operating the telecommunications business of TELS. TEL designs, builds, sells and services microprocessor-based computer systems for telecommunications applications in various industries, particularly the lodging industry. TEL's diversified line of telephone call management products are also used in business, education and government applications, where they cost-effectively bill and record telephone system usage. TEL also supplies interactive voice response and processing systems and telecommunications specialty products.

General
-------

         TELS'  telecommunications  products  are  used to  provide  management,
accounting,  and  billing  information  to  various  business,   education,  and
government entities, but primarily to the lodging industry.

Products and Services
---------------------

         The Company distributes its telecommunication products through dealers, distributors, management companies and national account chains throughout the United States.

         INN-FORM/XL(R), INN-FORM PLUS(R). The INN-FORM/XL provides immediate on-site billing data, permitting hotel/motel guests to make direct-dialed long distance calls and eliminating costly operator-assisted calls. The INN-FORM PLUS, a larger version of the INN-FORM/XL, includes many business features and is ideal for larger hotels and motels with gift or other shops, or other business needs.

         WIN-SENSETM. This Windows(R)-based business call accounting PC software system, introduced in 1997, has been designed to compete favorably with software products in the telephone call accounting business applications market. WIN-SENSE has graphical representations in full color, with intuitive commands and processes.

         The INN-FORM/XL(R), INN-FORM PLUS(R) and WIN-SENSETM products account for a majority of the Company's telecommunications sector sales, followed by the INN-SURETM, which provides answer detection and verification for phone calls.

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

         INN-SURETM. This product provides answer detection-verification information. In many cases, telephone bills generated by long-distance companies (and typically by most companies, to include hotels and motels) have been computed based upon an assumption as to whether a call was answered or not - and not upon any exact method of knowing whether such calls actually are answered. Thus, short answered calls go incorrectly "un-billed" - a loss of revenue - while longer unanswered calls are incorrectly billed, causing complaints from customers. The INN-SURE provides "answer detection" and "answer verification", solving these problems by accounting for (and billing, in resale systems) all answered calls regardless of duration and by ignoring unanswered calls. The INN-SURE system increases revenues and reduces customer complaints, providing excellent capabilities for any type of business.

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

         The Company plans to continue its travel program, attending various trade shows and visiting with major dealers from time to time. In addition, key management personnel are involved in travel to coordinate the various business activities of TELS.

         Management believes computer technology will continue to evolve and be a dominant element in the telecommunications industry. TELS recognizes major telecommunications industry changes ahead as a result of changes in the "NANP" (North American Numbering Plan) and "NADP" (North American Dialing Plan), which went into effect in 1995. The Company expects its telecommunications products and/or enhancements will need to be further developed to meet the changes expected in 2000 and beyond. The Company expects a continuing demand for its products as these future changes occur.

Research and Development
------------------------

         The Company spent $153,108 and $155,727, in addition to certain capitalized expenses, on research and development activities in the years ended December 31, 1999 and 1998, respectively. All research and development expenses for the Company were for activities at or through MICROMEGA.

         TELS formed and operates MICROMEGA as a wholly-owned subsidiary to create an environment where engineering personnel are part of a larger entity and also to solicit outside contracts with entities other than TELS. The Company believes that this arrangement improves the efficiency and quality in research and development. MICROMEGA carried out all research and development for TELS in 1999.

Competition
-----------

         The telecommunications and computer industries are highly competitive. The Company competes with a number of manufacturers and distributors of similar telecommunications products, some of which have a longer operating history and greater financial strength, manufacturing capabilities and name recognition in the marketplace. In addition, some large telecommunications companies and other companies incorporate call accounting, answer detection, voice processing and/or other capabilities into their own products, which they sell directly or indirectly into the same marketplace addressed by the Company's products. There can be no assurance that the Company will be able to compete successfully with these companies in the future. Additionally, there are relatively few barriers to entry into this marketplace. Because of the divestiture by AT&T and the changing regulatory climate, AT&T and the regional BELL operating companies ("RBOCs") have begun competing with the Company and the Company's dealers and distributors. The Company's ability to meet this competition will depend upon, among other things, the Company's ability to expand sales capabilities; attract management as well as technical and marketing personnel; develop enhancements to existing products; develop and market new products; and obtain financing as needed.

         There can be no assurance that the Company will be able to compete successfully with these companies or other telecommunications competitors in the future.

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

Competitive Strategy
--------------------

         Management believes the Company's products compete on the basis of (i): product quality, meaning features, technology, reliability, simplicity of use, price, and size and (ii): service quality, meaning responsive customer support and company personnel dedicated to profitably satisfying every customer. From the outset, the Company's telecommunications products have been designed for small and medium-sized hotels, professional firms and general business establishments. TELS' telecommunications products are based on state-of-the-art technologies and designs, yet are relatively simple in function, with the result that they may be priced lower than competitors' products without sacrificing profit margin. Management believes that the wholesale prices of its telecommunications products are competitive relative to their features, thereby allowing the end-user's price to be lower than or close to that of its competitors. The Company has seen a general reduction in the retail prices of certain of its competitors' telecommunications products, and thus the Company cannot predict at present whether it will continue to enjoy its current pricing advantage. Moreover, there can be no assurance that the price of the Company's telecommunications products will not increase.

         TELS' stand-alone telephone call accounting products are designed to include advanced features, to occupy a minimum amount of space, to be very easy to use, and to sell at competitive prices. The small physical product size (smaller than an average size telephone) provides a competitive advantage over the larger and more bulky equipment marketed by many competitors.

Proprietary Rights
------------------

         TELS does not currently hold, nor has it applied for, any patents. Management does not believe that the Company's business is dependent upon the acquisition of patents. TELS always seeks special copyright protection for its names, software and developmental products. The Company designs its own printed circuit boards and software for use in its telecommunications products. TELS' proprietary telecommunications software is either imbedded in machine code in microprocessor memories or is available on protected, but standard, PC discs. Management believes that the circuit boards and the software would be difficult to "reverse engineer". The Company continues to take steps to protect its trade names and trademarks and the products and software it develops through licensing or other approaches designed to contractually protect TELS' proprietary information. There can be no assurance that competitors may not independently develop the same or similar technology or obtain access to the Company's proprietary technology. TELS has no proprietary rights to the products previously marketed in its computer sector businesses.

Manufacturing and Supply
------------------------

         TELS' telecommunications products are assembled from components manufactured by unaffiliated suppliers and designed for modular assembly. This approach permits efficient use of the Company's production staff in the assembly and testing of these purchased items and the end products. The Company has designed its own printed circuit boards for its telecommunications business, which are manufactured to TELS' specifications by subcontractors. Telecommunications products are generally designed to permit multiple source procurement, and it is TELS' policy to develop multiple sources of supply for components it uses. There have been occasional shortages of the electronic components included in TELS' telecommunications products, and, during such periods, suppliers have rationed the available components among their customers. TELS may experience manufacturing delays, sales delays, additional costs or contract cancellations if certain of its suppliers should fail to deliver sufficient computer products. To date, management believes that TELS has not been materially adversely affected by any failure of suppliers to deliver systems or components on schedule.

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

Federal and State Regulations
-----------------------------

         The FCC has adopted regulations with respect to the interconnection of communications equipment with telephone lines and regulations with respect to radiation emanations of certain equipment. TELS has complied with these regulations and received all necessary FCC approvals for its telecommunications products, or has submitted products for testing and certification and is submitting all new products that the Company believes should be submitted for such testing as they are completed. TELS anticipates that the new products will be approved, but there can be no assurance that such approvals will be obtained. Products purchased for resale, such as printers, computers, etc., include original manufacturer's certifications of compliance with FCC regulations.

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

Employees:  As of December 31, 1999, the Company had 28 full-time employees.
----------

Item 2. Properties

         The Company currently owns and occupies a facility with approximately 15,000 square feet of space in American Fork, Utah, which was purchased on August 15, 1984, and includes a 4,800 square foot addition completed in 1988. This facility houses the Company's telecommunication, administrative and research and development offices. The Company leases a 15,000 square foot space in a building located in Santa Clara, California, which formerly housed the contract manufacturing and assembly operation, but which was subleased beginning on November 19, 1999. Payments from the sublessor are equal to the amount of payments by the Company and, per the sublease, are to be made directly to the lessor. It is anticipated that the lessor and sublessor will rewrite the lease and the Company will be removed from the process entirely in the near future. Management believes that the American Fork facility is adequate for operations and production needs at current and the near future anticipated production levels.

Item 3. Legal Proceedings

         As a result of closing HTI and the contract manufacturing and assembly division totally and ceasing all related operations, two claims have been lodged. The California Department of Labor has sent documents to TELS covering alleged vacation pay owed by HTI to a number of HTI's former employees, in total alleged to be approximately $25,000. In addition, one HTI vendor has filed suit against HTI in the Santa Clara District Court concerning approximately $50,000 allegedly owed and unpaid by HTI.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.
















                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Listing
--------------

         The Company is currently listed on the OTC Bulletin Board with the symbol "TELS". The OTC Bulletin Board is run by the National Association of Securities Dealers ("NASD") and is maintained by Nasdaq as an electronic trade-and-quote-reporting forum.

Price Range of Common Stock
---------------------------

         Effective September 30, 1998, the Company's common stock started trading on The NASD OTC Bulletin Board under the symbol "TELS". The following table sets forth the range of high and low sales prices per share of the Company's common stock for the calendar quarters indicated, as reported. Quotations represent actual transactions in NASD and Nasdaq's quotation system but do not include retail markup, markdown or commission.


1999                        High              Low             1998                High             Low
-----                      -----              ---             ----                ----             ----
First Quarter              $  .14           $  .06           First Quarter     $   .50          $  .34
Second Quarter                .30              .08           Second Quarter        .58             .41
Third Quarter                 .52              .18           Third Quarter         .59             .25
Fourth Quarter                .41              .11           Fourth Quarter        .31             .06

Approximate Number of Equity Security Holders:
----------------------------------------------

         As of March 31, 2000, there were approximately 1,000 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders reported by these record holders.

Dividends:
----------

         The Company has not paid dividends to date and intends to retain its future earnings to finance the development and growth of its business. Under loan agreements, the Company is required to obtain permission from the lender for the payment of any cash dividends. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, all included elsewhere herein.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Results of  Operations
----------------------

         Overall sales continued to decrease in 1999 at HTI, the Company's contract manufacturing and assembly division. The reduction in HTI sales had a major impact on the profitability and cash flow of the Company. The Company invested significant efforts and monies in the HTI business for over a year in the belief that the business could be restored to its previous levels. During this time, the HTI business was evaluated at every step along the way. Around the middle of 1999, new information came to light that led the Company to recognize that HTI was in a more serious situation than had been previously understood, so the Company evaluated various alternatives to sell or close HTI. Negotiations with a merger candidate that proposed an acceptable resolution of the HTI situation entered final stages in the fall, but the candidate abandoned the process in October 1999. It became obvious that HTI would cause a serious loss for the Company for 1999. Investments into HTI ceased and top TELS management made a number of personnel changes, terminating several senior managers. Due to the worsening situation, it was not possible to finance the continuing losses at HTI, provide sufficient investments to return HTI to profitability and maintain TELS as a viable company. HTI was permanently closed in late November 1999.

         Consolidated net sales for continuing operations in 1999 increased 15% to $3,010,025 from $2,604,203 in 1998. The increase in sales is due primarily to increased sales activities in the business and lodging call accounting areas, due to increased business construction in several parts of the country, and major efforts to sign various support and upgrade agreements with customers. Due to planned product enhancements and new products expected to be introduced during 2000, the Company anticipates that sales to national accounts and dealers, and sales of business call accounting systems, will increase in 2000.

         Consolidated gross profit for continuing operations increased 14% or $278,613 in 1999. The gross profit for continuing operations in 1999 represented 75% of sales. In 1998, gross profit of $1,991,632 represented 76% of sales. The change in gross profit is due to changes in the sales mix from 1998 to 1999. In 2000, the Company anticipates that the gross profit percentage will be consistent with 1999 results.

         The consolidated research and development expense of $153,108 for 1999, as compared to $155,727 for 1998, continues to consist mostly of personnel expense for development and enhancement projects. The Company is continuing efforts in research and development for enhanced and new products to be introduced into its markets. As opportunities to improve existing products and to introduce new products arise, the Company may need to increase research and development activity in the near future.

         Consolidated selling, general and administrative expenses increased 24% to $2,416,398 for 1999 when compared to $1,943,475 for 1998. This increase in 1999 is attributable to non-recurring activities related to expenses relating to HTI operations and closure, legal expenses and refinancing of the Company's line of credit. In 1999 the Company incurred expenses relating to a major merger process that was not successful and for legal fees involving litigation and the closure of HTI. Management anticipates that it will need to make a concerted effort to reduce expenses in 2000 in all operations of the Company as it continues to focus its efforts toward increased profitability. As a percentage of consolidated net sales, selling, general and administrative expenses were 80% in 1999 compared to 75% in 1998.




                      (THIS SPACE INTENTIONALLY LEFT BLANK)

         For 1999, the Company reported a loss from continuing operations of $(299,261) or $(.08) per share, compared to a loss from operations of $(107,570) or $(.03) per share for 1998. The net loss for 1999 was $(1,118,385) or $(.28)
per share compared to the net loss of $(1,993,963) or $(.51) per share in 1998. Continued losses, in general, are attributable to the decline in sales related to contract manufacturing and assembly operations and the closure of HTI in November 1999. Losses were also partly due to increases in administrative expenses, primarily legal and acquisition expenses, surrounding the closure of HTI and merger activities. The increased loss from operations in 1999, as compared to 1998, is attributable to significant investments of time and money made in 1998 and 1999 to assist the contract manufacturing and assembly operation to return to profitability and to negotiate merger possibilities. The reduction in net loss for 1999, as compared to 1998, is mostly attributable to the Company's total discontinuance of such investments in early 1999 and an emphasis on cost reductions. The Company has continued with its decision to keep a valuation allowance at a level to fully offset its net deferred tax asset.

Liquidity and Capital Resources
-------------------------------

         In 1999, the Company negotiated a new line of credit. This $750,000 line consists of a line for the telecommunications division, which remains active, and a line for the discontinued contract manufacturing and assembly division, inactive since November 1999. The line is collateralized by receivables, inventory, other assets, a second mortgage on the American Fork property and a personal guarantee by an Officer.

         As the HTI business diminished, losses mounted and the contract manufacturing and assembly division was closed down, the Company sought to restructure the HTI portion of its line into a one-year note with the secured lender. As of April 10, 2000, the discontinued operations line was approximately $120,000 and the telecommunications operations line was approximately $122,000, although the telecommunications line varies with sales and collection activities. During the last half of 1999, an Officer provided loans to the Company totaling over $80,000 and two Officers added other loans totaling over $70,000 during early 2000.

         At December 31, 1999, the Company reported that current liabilities of $1,492,246 exceeded current assets of $589,587 by $902,659.

         The telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to generate a profitable level of sales.

Year 2000 (Y2K) Computer Systems Compliance
-------------------------------------------

         As the result of planning and implementation activities carried out by research and development personnel under severe conditions, the Company was able to replace or upgrade most computers, networks and data bases prior to year-end and essentially no "Y2K" problems were encountered with the Company's products, commercial or internal systems.

Effects of Inflation
--------------------

         The Company's operations have not been significantly affected by inflation during the periods covered in this report.


                      (THIS SPACE INTENTIONALLY LEFT BLANK)

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

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) delays in the release of new products or new versions of existing products; (ii) the shortage of reliable market data regarding the telephone call management and contract manufacturing industries market; (iii) changes in external competitive market factors which might affect the Company; (iv) anticipated working capital or other cash requirements and inability to obtain financing; (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

         The Company's sales of telephone call accounting systems continue at levels somewhat below 1999 in the first quarter of 2000 and management believes that this trend will continue for the immediate future, with increased sales, compared to 1999, expected in the summer and fall of 2000. The expense reductions implemented in the telecommunications area in the latter part of 1999 and the first quarter of 2000, coupled with ongoing expense reductions and expected increased sales of telephone call accounting products and the diminishing affect of discontinued operations, should all add to improve the Company's operating results in 2000.

         The Company has incurred significant losses in the last two years, creating a working capital deficit at December 31, 1999. The net loss for 1999 is attributable to the decline in revenues in the contract manufacturing and assembly division, which was shut down completely on November 19, 1999.

         Although the Company has discontinued its losing operations in the contract manufacturing and assembly division and although the telecommunications division has improved operations in early 2000 as compared to 1999, there is no assurance that the cash flows or profits from the telecommunications division will continue, or, if they do, that such will provide the basis for the Company to sustain ongoing operations. There is also no assurance that pressures, distractions and requirements that could affect the Company because of the now defunct contract manufacturing and assembly division will not materially adversely affect the Company.

         The Company's business and products may be significantly influenced by the constantly changing body of regulatory laws and regulations which require that certain regulatory standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at each of its facilities to assure compliance with regulatory laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company.

         The Company's future operating results depend in part upon its ability to retain and attract qualified engineering, manufacturing, technical, sales, and support personnel for its operations. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business and results of operations.

         The Company's success will depend in significant part upon the continued contributions of its officers and key personnel, many of who would be difficult to replace. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company.

Impact of Recently Issued Accounting Standards
----------------------------------------------

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Though the Company is currently evaluating the impact (if any) of SAB 101, the Company does not presently believe it will have a material effect on the financial position or result of operations of the Company.

Item 7. Financial Statements and Supplementary Data.

         The following constitutes a list of Financial Statements and related notes as required in Part II of this report.

                  Report of Tanner + Company.
                  Report of PricewaterhouseCoopers, LLP.
                  Consolidated Balance Sheet as of December 31, 1999. Consolidated Statements of Operations for the years ended
                           December 31, 1999 and 1998.
                  Consolidated  Statements of Changes in  Stockholders'  Deficit
                           for the years ended December 31, 1999 and 1998.
                  Consolidated  Statements  of Cash  Flows for the  years  ended
                           December 31, 1999 and 1998.
                  Consolidated Notes to Financial Statements for the years ended
                           December 31, 1999 and 1998.

Item 8. Disagreements on Accounting and Financial Disclosures. - None.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of TELS Corporation


We have audited the accompanying consolidated balance sheet of TELS Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TELS Corporation as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has an accumulated deficit, a deficit in working capital and has suffered significant losses. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                   TANNER + Co.

Salt Lake City, Utah
April 7, 2000

                                             Report of Independent Accountants


To the Shareholders and Board of Directors of TELS Corporation and Subsidiaries:

In our opinion, the consolidated statements of operations, of changes in stockholders' equity and cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of TELS Corporation and its subsidiaries (the "Company") for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1998.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a significant loss from operations in 1998, has an accumulated deficit and has a net working capital deficit that, along with other factors, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                      PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Salt Lake City, Utah
April 14, 1999



                                                                                          TELS CORPORATION
                                                                                Consolidated Balance Sheet

                                                                                         December 31, 1999
----------------------------------------------------------------------------------------------------------


              Assets
              ------

Current asset:
     Cash and cash equivalents                                                          $            3,467
     Accounts receivable, net                                                                      371,714
     Inventories, net                                                                              133,421
     Prepaid expenses                                                                               80,985
                                                                                        ------------------

                  Total current assets                                                             589,587

Property and equipment, net                                                                        442,398
Software development costs, net                                                                     74,775
Cash surrender value of life insurance                                                             107,960
Other assets                                                                                         8,519
                                                                                        ------------------

                                                                                        $        1,223,239
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Cash overdraft                                                                     $           22,252
     Accounts payable                                                                              280,278
     Accrued expenses                                                                              300,498
     Current portion of long-term debt                                                             352,187
     Deferred income                                                                               145,736
     Net liabilities of discontinued operations                                                    353,985
                                                                                        ------------------

                  Total current liabilities                                                      1,454,936

Long-term debt                                                                                     399,810
                                                                                        ------------------

                  Total liabilities                                                              1,854,746
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' deficit:
     Common stock, $.02 par value, authorized 50,000,000
       shares; issued and outstanding 3,891,819 shares                                              77,835
     Additional paid-in capital                                                                  4,228,741
     Accumulated deficit                                                                        (4,938,083)
                                                                                        ------------------

                  Total stockholders' deficit                                                     (631,507)
                                                                                        ------------------

                                                                                        $        1,223,239
                                                                                        ------------------


----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.






                                                                                          TELS CORPORATION
                                                                      Consolidated Statement of Operations

                                                                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------



                                                                             1999              1998
                                                                       -----------------------------------

Net sales                                                              $       3,010,025    $    2,604,203
Cost of goods sold                                                               739,780           612,571
                                                                       -----------------------------------

                  Gross profit                                                 2,270,245         1,991,632

Operating expenses:
     Research and development expenses                                           153,108           155,727
     Selling, general and administrative expenses                              2,416,398         1,943,475
                                                                       -----------------------------------

                  Loss from operations                                          (299,261)         (107,570)
                                                                       -----------------------------------

Other income (expense):
     Interest income                                                                   -             4,838
     Interest expense                                                            (80,211)          (76,149)
     Other, net                                                                  (69,891)                -
                                                                       -----------------------------------

                                                                                (150,102)          (71,311)
                                                                       -----------------------------------

                  Loss before benefit (provision) for  income
                  taxes and discontinued operations                             (449,363)         (178,881)

Benefit (provision) for income taxes                                                   -          (843,286)

Loss from discontinued operations, net of income taxes                          (669,022)         (971,796)
                                                                       -----------------------------------

                  Net loss                                             $      (1,118,385)   $   (1,993,963)
                                                                       -----------------------------------

Loss per share - basic and diluted                                     $            (.29)   $         (.51)
                                                                       -----------------------------------

Weighted average shares - basic and diluted                                    3,891,819         3,891,819
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.




                                                                                                           TELS CORPORATION
                                                        Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                                                                     Years Ended December 31, 1999 and 1998
---------------------------------------------------------------------------------------------------------------------------




                                             Common Stock        Additional                                    Stockholders'
                                       ---------------------       Paid-in      Accumulated        Deferred      Equity
                                          Shares      Amount       Capital        Deficit        Compensation    (Deficit)
                                       ------------------------------------------------------------------------------------

Balance, January 1, 1998                3,891,819   $ 77,835     $ 4,226,532   $ (1,825,735)   $  (10,175)     $  2,468,457

Amortization of deferred
  compensation                                  -          -               -              -        10,175            10,175

Net loss                                        -          -               -     (1,993,963)            -        (1,993,963)
                                       ------------------------------------------------------------------------------------

Balance, December 31, 1998              3,891,819     77,835       4,226,532     (3,819,698)            -           484,669

Grant of stock options                          -          -           2,209              -             -             2,209

Net loss                                        -          -               -     (1,118,385)            -        (1,118,385)
                                       ------------------------------------------------------------------------------------

Balance, December 31, 1999              3,891,819   $ 77,835     $ 4,228,741   $ (4,938,083)   $        -      $   (631,507)
                                       ------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.




                                                                                          TELS CORPORATION

                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                             1999              1998
                                                                       -----------------------------------


Cash flows from operating activities:
     Net loss                                                          $  (1,118,385)     $     (1,993,963)
     Loss from discontinued operations                                       669,022               971,796
     Adjustments to reconcile netloss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                       234,343               260,603
         Loss on disposal of assets                                            2,868                     -
         Deferred income taxes                                                     -               840,886
         Stock bonuses and amortization of
           deferred compensation                                                   -                10,175
         Stock compensation                                                    2,209                     -
         (Increase) decrease in:
              Accounts receivable                                            124,243                42,227
              Inventories                                                     76,363                15,717
              Prepaid expenses                                                71,165               (13,194)
              Other assets                                                    84,293               (31,641)
         Increase (decrease) in:
              Accounts payable                                               124,903               101,954
              Accrued expenses                                                67,356                85,727
              Deferred income                                                 26,284                20,703
                                                                       -----------------------------------

         Net cash provided by continuing operations                          364,664               310,990
         Net cash used in discontinued operations                           (208,881)             (317,751)
                                                                       -----------------------------------

                  Net cash provided by (used in)
                  operating activities                                       155,783                (6,761)
                                                                       -----------------------------------

Cash flows from investing activities:
     Software development costs                                             (102,911)              (90,252)
     Capital expenditures                                                    (25,905)              (31,536)
     Redemption of investments                                                     -                72,198
     Purchases of investments                                                      -                (4,834)
                                                                       -----------------------------------

         Net cash used in continuing operations                             (128,816)              (54,424)
         Net cash used in discontinued operations                               (812)              (31,678)
                                                                       -----------------------------------

                  Net cash used in
                  investing activities                                      (129,628)              (86,102)
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.





                                                                                          TELS CORPORATION
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                            1999               1998
                                                                       -----------------------------------

Cash flows from financing activities:
     Cash overdraft                                                           22,252                     -
     Net repayments under lin
       of credit agreement                                                   (16,225)                    -
     Payments on long-term debt                                              (37,416)             (189,894)
     Principal borrowings on long-term debt                                   79,623               193,361
                                                                       -----------------------------------

         Net cash provided by continuing operations                           48,234                 3,467
         Net cash (used in) provided by discontinued operations             (134,248)              138,877
                                                                       -----------------------------------


                  Net cash (used in) provided by
                  financing activities                                       (86,014)              142,344
                                                                       -----------------------------------

                  Net (decrease) increase in cash                            (59,859)               49,481

Cash at beginning of year                                                     63,326                13,845
                                                                       -----------------------------------

Cash at end of year                                                    $       3,467      $         63,326
                                                                       -----------------------------------


Supplemental disclosure of cash flow information:                             1999               1998
                                                                       -----------------------------------

Cash paid during the year for:
     Interest                                                          $     117,836      $        130,675
                                                                           -------------------------------

     Income taxes                                                      $       4,800      $          4,800
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements

                                                      December 31, 1999 and 1998
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization
TELS Corporation and its wholly owned subsidiaries TEL Electronics, Inc., DJ GunTEL, Inc., Hash Tech, Inc., Medtech, Inc., and MICROMEGA CORPORATION, (the Company) designs, manufactures and sells telecommunications and call accounting products to hotels, motels and small businesses throughout the United States. During the year ended December 31, 1999, the Company discontinued the operations of Hash Tech, Inc. (see Note 17). Discontinued operations consisted primarily of contract production and assembly services for computer and electronics companies located mainly in California.


Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


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


Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

Software Development Costs
The Company capitalizes certain costs associated with development of software that will be sold as part of its principal products. Amortization of these costs is calculated using the straight-line method over 24 months or the ratio of current year gross revenue to total current and anticipated gross revenues, whichever results in the greater annual amortization.


The realizability of software development costs is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections.


Revenue Recognition
Revenues were derived primarily from sales of telephone call accounting products and custom assembly services of electro-mechanical, cable and printed circuit boards. Revenues are recorded at the time of shipment of products or performance of services. Revenues from service contracts are recognized in earnings over the terms of the contract.


Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Earnings (Loss) Per Common Share
The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

Earnings (Loss) Per Common Share - Continued
The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 628,500 and 597,250 shares of common stock at prices ranging from $.14 to $1.59 per share were outstanding at December 31, 1999 and 1998 respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.


Concentration of Credit Risk and Significant Customer
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


The Company's customer base consists primarily of the hotel and leisure industry. Although the Company is directly affected by the well- being of this industry, management does not believe significant credit risk exists at December 31, 1999.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Major customers are those customers that account for 10% or more of total revenue. There were no customers in this category during 1999. In 1998, the Company had sales to a major customer which represented 12% of total sales.


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

Use of Estimates in the  Preparation of Financial  Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Reclassifications
Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the current year presentation.


2.   Going Concern

At December 31, 1999, the Company has a working capital deficiency, a stockholders' deficit and has suffered significant losses during the years ended December 31, 1999 and 1998. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's plan with respect to 2000 is to restructure debt, reduce operating expenses and increase sales in the telephone call accounting division. Failure to accomplish management's plan in 2000 and to generate positive operating cash flow could result in further erosion of the Company's financial condition and failure to meet its financial obligations.


3.   Detail of Certain Balance Sheet Accounts

Additional information regarding accounts receivable, inventories, and accrued expenses is presented below:


Accounts Receivable
--------------------

Trade accounts receivable                                 $         405,199
Less allowance for doubtful accounts                                (33,485)
                                                          -----------------

                                                          $         371,714
                                                          -----------------


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Detail of Certain Balance Sheet Accounts Continued

Inventories
-----------

Finished goods                                            $          27,756
Work-in-process                                                      45,104
Raw materials                                                        74,341
Reserve for obsolete inventory                                      (13,780)
                                                          -----------------

                                                          $         133,421
                                                          -----------------



Accrued Expenses
----------------

Deposits                                                   $         99,858
Accrued vacation                                                     83,464
Payroll, payroll taxes and benefits                                  53,169
Other                                                                64,007
                                                           ----------------

                                                           $        300,498
                                                           ----------------



4.   Property and Equipment

Property and equipment consists of the following:


Land                                                       $         35,380
Building and improvements                                           488,037
Furniture and equipment                                           1,436,316
                                                           ----------------
                                                                  1,959,733

Less accumulated depreciation and  amortization                  (1,517,335)
                                                           ----------------

                                                           $        442,398
                                                           ----------------


Depreciation expense totaled $157,022 and $194,278 for the years ended December 31, 1999 and 1998, respectively.


5.   Software Development Costs

Capitalized software development costs consists of the following:


Software development costs                                $         277,481
Less accumulated amortization                                      (202,706)
                                                          -----------------

                                                          $          74,775
                                                          -----------------


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Software Development Costs Continued

Amortization expense related to capitalized software development costs totaled $153,058 and $154,545 for the years ended December 31, 1999 and 1998, respectively.


6.   Long-Term Debt

Long-term debt consists of the following:


Mortgage note payable to a bank in monthly
installments of $4,667, including interest
at 9.875%,  final  payment of $357,343 due
May,  2003; secured by real property and
guaranteed by an officer.                                 $         415,921



Revolving line-of-credit payable to a
financing institution, including interest
at the  institution's  prime rate plus 2.75%
(11.25% at December 31, 1999),  due
September 10, 2000,  secured by all Company
assets and guaranteed by an officer.  A
maximum of $750,000 was available under the
line of credit at December  31, 1999 less the
amount owing related to discontinued operations
(see note 17). The Company was not in compliance
with certain requirements related to this line
of credit at December 31, 1999.                                     251,453

Notes payable to an officer, including interest at
12%, due on demand, secured by real property.                        79,623

Contract payable under legal settlement due in
quarterly installments of $5,000, final payment
due March, 2000.                                                      5,000
                                                          -----------------



         Total long-term debt                                       751,997

         Less current portion                                      (352,187)
                                                          -----------------

                                                          $         399,810
                                                          -----------------


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Long-Term Debt Continued

Future maturities of long-term debt are as follows:


Years Ending December 31:                                      Amount
                                                          -----------------

     2000                                                 $         352,187
     2001                                                            17,755
     2002                                                            19,612
     2003                                                           362,443
                                                          -----------------

                                                          $         751,997
                                                          -----------------


7.   Leases

The Company leases office space and equipment under noncancelable operating lease agreements. Rent expense was $123,364 and $144,107 for the years ended December 31, 1999 and 1998, respectively.


Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are as follows:


     Years Ending December 31:                                  Amount
     -------------------------                            -----------------

              2000                                        $         229,467
              2001                                                  233,526
              2002                                                  234,305
              2003                                                  150,912
                                                          -----------------

     Total minimum lease payments                         $         848,210
                                                          -----------------



--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Leases Continued

The Company subleases office space under a noncancelable sublease. Future minimum lease payments to be received are as follows:


Years Ending December 31:                                         Amount
-------------------------                                         ------

     2000                                                   $       199,290
     2001                                                           214,963
     2002                                                           226,368
     2003                                                           150,912
                                                            ---------------

                                                            $       791,533
                                                            ---------------


8.   Income Taxes

The income tax benefit (provision) differs from the amount computed at federal statutory rates as follows:


                                                    Years Ended
                                                    December 31,
                                         ----------------------------------
                                               1999             1998
                                         ----------------------------------

Income tax benefit (provision) at
  statutory rate                         $         148,000   $       61,000
State income tax                                    22,000            9,000
Other                                              (71,000)         333,634
Change in valuation allowance                      (99,000)      (1,246,920)
                                         ----------------------------------

                                         $               -   $     (843,286)
                                         ----------------------------------


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Income Taxes Continued

Deferred tax assets (liabilities) are comprised of the following:


Accounts receivable                                       $          25,000
Inventory                                                           186,000
Property and equipment                                             (160,000)
Accrued liabilities                                                  37,000
Deferred revenue                                                     50,000
General business tax credits                                         92,000
NOL carryforwards                                                 1,225,000
                                                          -----------------

                                                                  1,455,000

Valuation allowance                                              (1,455,000)
                                                          -----------------

                                                          $               -
                                                          -----------------


As of December 31, 1999, the Company has net operating loss carry forwards (NOL) and general business tax credit carry forwards (GB) for federal income tax purposes which expire as follows:


Expiration Date                             NOL                 GB
---------------------------------------------------------------------------

2000                                $                  -  $           6,000
2001                                             380,000              6,000
2002                                                   -             14,000
2003                                                   -             24,000
2004                                                   -             20,000
2005                                              60,000                  -
2006                                                   -             11,000
2007                                               6,000             11,000
2008                                             648,000                  -
2010                                             151,000                  -
2011                                             638,000                  -
2018                                             840,000                  -
2019                                             927,000                  -
                                    ---------------------------------------

                                    $          3,650,000  $          92,000
                                    ---------------------------------------


A valuation allowance has been established that offsets the net deferred tax asset due to the uncertainty of realization caused by the Company's recurring losses, working capital deficiency and accumulated deficit.

--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Capital Stock

The Company has established a series of preferred stock with a total of 10,000,000 authorized shares and a par value of $1.00, and one series of common stock with a par value of $.02 and a total of 50,000,000 authorized shares.


10.  Stock Option Plans

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


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stock Option Plans Continued

Information regarding the Option Plans is as follows:


                                              Number of      Option Price
                                               Options        Per Share
                                          ---------------------------------

Outstanding at January 1, 1998                  748,875   $      .45 - 1.59
     Granted                                          -                  -
     Exercised                                        -                  -
     Expired                                   (151,625)  $      .45 - 1.59
                                          ---------------------------------

Outstanding at December 31, 1998                597,250   $      .45 - 1.59
     Granted                                     50,000                 .14
     Exercised                                        -                  -
     Expired                                    (18,750)                .45
                                          ---------------------------------

Outstanding at December 31, 1999                628,500   $      .14 - 1.59
                                          ---------------------------------


Options exercisable and available for future grant are as follows:


                                                    December 31,
                                                1999             1998
                                          ---------------------------------

Options exercisable                             613,496             547,247
Options available for grant                   2,542,651           2,573,901



--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11. Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement for Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                     Years Ended
                                                    December 31,
                                          ---------------------------------
                                                1999             1998
                                          ---------------------------------

Net loss - as reported                    $  (1,118,385)  $      (1,993,963)
Net loss - pro forma                      $  (1,121,640)  $      (1,993,963)
Loss per share - as reported              $        (.29)  $            (.51)
Loss per share - pro forma                $        (.29)  $            (.51)
                                          ---------------------------------



The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                     Years Ended
                                                    December 31,
                                          ---------------------------------
                                                1999             1998
                                          ---------------------------------

Expected dividend yield                   $           -   $              -
Expected stock price volatility                     114%                92%
Risk-free interest rate                               5%                 5%
Expected life of options                       10 years            10 years
                                          ---------------------------------


--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11. Stock-Based Compensation Continued

The following table summarizes information about stock options outstanding at December 31, 1999:


                  Number         Weighted     Weighted     Number     Weighted
   Range of   Outstanding at     Average      Average  Exercisable at  Average
   Exercise    December 31,     Remaining     Exercise  December 31,  Exercise
    Prices         1999      Contractual Life  Price        1999        Price
-------------------------------------------------------------------------------
         $0.14     50,000     9.10 years      $  0.14      50,000    $   0.14
$0.45 to $0.60    378,500     4.74 years      $  0.48     363,496    $   0.47
$0.86 to $1.11     40,000     6.11 years      $  0.93      40,000    $   0.93
$1.21 to $1.59    160,000     4.90 years      $  1.45     160,000    $   1.45
                ---------                     -------

                  628,500                     $  0.73     613,496    $   0.73
                ---------                                 -------


Stock options in the table above include 50,000 options that were issued to outside directors; $2,209 of compensation expense was recognized on the issuance of these options. In April, 1993, stock bonus awards were made to officers totaling 450,000 shares that vested over a five-year period commencing in 1993. Deferred compensation expense of $10,175 was recognized in 1998 with respect to this grant.

The weighted average fair value of options issued during 1999 was $.04.


12.  Related Party Transactions

At December 31, 1999, there are notes payable due to an officer of the Company totaling $79,623. The notes bear interest at 12%, are secured by real property and are due on demand.


Included in employee and other receivables at December 31, 1998, is a $39,302 uncollateralized note receivable due from an officer of the Company. The note bears interest at eight percent and is due on demand.


Selling, general and administrative expenses include payments totaling $2,126 and $12,756 in 1999 and 1998, respectively, to an officer of the Company for the Company's use of vehicles and property owned by the officer.



--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Employees' Profit Sharing Plan

The Company has an employee 401(k) profit sharing plan covering substantially all employees who have attained age 21 with service in excess of six months. The plan provides for Company contributions at the discretion of the Board of Directors. Company contributions begin vesting after the first full year in which eligible employees complete 501 hours of service, with full vesting occurring after seven years. Contributions to the plan during the years ended December 31, 1999 and 1998, totaled $-0- and $20,000, respectively.


14.  Commitments and Contingencies

Employment Agreement
The Company has entered into an employment agreement with a certain officer/shareholder that expires December 31, 2002. The agreement is automatically extended each December for one additional year, unless either party gives written notice 6 months in advance of the renewal date. The agreement provides the officer with an annual base salary, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) bonuses; 2) other benefit programs which may be offered by the Company to its employees; 3) a lump sum termination payment ranging from 50% to 250% of the officer/shareholder's gross income for the year preceding termination. In the event the officer/shareholder is terminated for other than cause, the officer/shareholder will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/shareholder must be approved by a majority of the directors of the Company.


Litigation
The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is currently aware of certain items involving litigation or potential litigation with former employees of the discontinued operation and a vendor, but does not believe such claims could have a material adverse affect on its financial position. No amounts have been accrued in the accompanying consolidated financial statements related to litigation.



--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


16.  Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Though the Company is currently evaluating the impact (if any) of SAB 101, the Company does not presently believe it will have a material effect on the financial position as result of operations of the Company.



--------------------------------------------------------------------------------

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Discontinued Operations

During the year ended December 31, 1999, in an effort to increase cash flow and reduce expenses, the Company discontinued the Hash Tech, Inc. segment of its operations, which provided contract manufacturing and assembly services to the Company.


Net liabilities and condensed discontinued operations are as follows:


Assets:
     Receivables, net                                     $          47,393
     Inventory, net                                                  27,143
     Property and equipment, net                                     37,310
                                                          -----------------
                                                          $         111,846
                                                          -----------------

Liabilities:
     Notes payable                                        $        (125,807)
     Accounts payable                                              (293,176)
     Accrued expenses                                               (46,848)
                                                          -----------------
                                                          $        (465,831)
                                                          -----------------

Net liabilities of discontinued operations                $        (353,985)
                                                          -----------------




                                              Years Ended December 31,
                                         ----------------------------------
                                               1999             1998
                                         ----------------------------------

Revenue                                  $       1,186,113  $     2,144,101
Costs and expenses                               1,849,135        3,111,097
                                         ----------------------------------

Net loss before income taxes                      (663,022)        (966,996)
Income taxes                                        (6,000)          (4,800)
                                         ----------------------------------

Net loss                                 $        (669,022) $      (971,796)
                                         ----------------------------------




--------------------------------------------------------------------------------

                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
Compliance With Section 16(a) of the Exchange Act

         Information regarding directors and officers of the Company is incorporated by reference from "Information Relating to Directors, Nominees, Executive Officers, Promoters, and Control Persons" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 19, 2000.

         Information required by item 401 and 405 of Regulation S-B is incorporated by reference from "Compliance with section 16(a) of the Securities Exchange Act of 1934" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 19, 2000.

Item 10.  Executive Compensation

         Information regarding this item is incorporated by reference from "Executive Compensation" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 19, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 19, 2000.

Item 12.  Certain Relationships and Related Transactions

         Information regarding this item is incorporated by reference from "Certain Transactions" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 19, 2000.










                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

     1. Financial Statements - Included in Part II, Report on Audit of Financial Statements.
       Report of Tanner + Company.
       Report of PricewaterhouseCoopers, LLP.
       Consolidated Balance Sheet as of December 31, 1999.
       Consolidated Statements of Operations for the years ended
              December 31, 1999 and 1998.
       Consolidated Statement of Changes in Stockholders'  Deficit for the years ended December 31, 1999 and 1998.
       Consolidated  Statements  of Cash Flows for the years ended  December 31,
              1999 and 1998.
       Consolidated Notes to Financial  Statements  for the years ended December
              31, 1999 and 1998.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued

     10.1 1984 Executive Stock bonus Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

     10.2 1984 Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

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

     10.13 Severance Agreement between the Company and Stephen M. Nelson dated July 1, 1999, filed herein as exhibit to the Company's 1999, form 10-K.

     16.1 Letter on changes in Certifying Accountant filed as Exhibit 16 to the Company's form 8-K filed on May 4, 1995, and incorporated herein by this reference.

     16.2 Letter on changes in Certifying Accountant filed as Exhibit 16 to the Company's form 8-K filed on November 3, 1995, and incorporated herein by this reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued

     21. Wholly-owned Subsidiaries of TELS Corporation:
           TEL electronics, inc.                        D. J. GunTEL, Inc.
           MICROMEGA CORPORATION                        HTI (or Hash Tech, Inc.)
           MedTech, Inc.

     23.1 Consent of Certifying Accountant filed as Exhibit 23.1 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     23.2 Consent of Certifying Accountant filed as Exhibit 23.2 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     23.3 Consent of Certifying Accountant filed as Exhibit 23.3 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     27.1 Article 5 Financial Data Schedule for year ended December 31, 1999, Form 10-KSB.

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

                                                   TELS Corporation
                                                   --------------------------
                                                   (Registrant)

May 12, 2000                                       By:/s/ John L. Gunter
------------                                       --------------------------
    Date                                           John L. Gunter, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John L. Gunter      Chairman of the Board of Directors, President                       May 12, 2000
------------------      and CEO (Principal Executive Officer)
John L. Gunter

/s/ Diane Gunter
------------------      Director, Secretary, Treasurer                                      May 12, 2000
P. Diane Gunter

/s/ Lawrence A. Palmer
------------------      Controller (Principal Accounting Officer)                           May 12, 2000
Lawrence A. Palmer
