Form 10QSB
period 2000-03-31
TELS CORP
filed 2000-05-25
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO


                           Commission File No. 0-12993



                                TELS Corporation
                                 ---------------
        (Exact name of small business issuer as specified in its charter)



Utah                                                                  87-0373840
-------------------------------                             --------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)



705 East Main Street, American Fork, Utah                                  84003
-----------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number, including area code: (801) 756-9606
                                                          -------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      YES                       NO   X



The Issuer had outstanding 3,891,819 shares of common stock on May 1, 2000.

                                TELS Corporation


                                      INDEX



PART I. FINANCIAL INFORMATION                                                                 Page
                                                                                              ----

          Consolidated Balance Sheets -- March 31, 2000 (Unaudited) and
                  December 31, 1999                                                             3

          Consolidated Statements of Operations -- Three Months Ended
                  March 31, 2000 and 1999 (Unaudited)                                           4

          Consolidated Statements of Cash Flows -- Three Months Ended
                  March 31, 2000 and 1999 (Unaudited)                                          5,6

          Notes to Consolidated Financial Statements (Unaudited)                                7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          8,9


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                                            10


SIGNATURES                                                                                     11


                                TELS Corporation
                                ----------------


                           Consolidated Balance Sheets



                                                                                   March 31,        December 31,
                                                                                      2000             1999
                                     Assets                                      (Unaudited)          Audited
                                     ------                                      -----------        ------------

Current Assets
         Cash and cash equivalents                                          $       1,570         $     3,467
         Trade accounts receivable, less allowance for
             doubtful receivables of $ 30,727 and $ 33,485, respectively          271,598             371,714
         Inventories, net                                                         130,116             133,421
         Prepaid expenses                                                          97,482              80,985

                  Total current assets                                            500,766             589,587
                                                                            -------------         -----------

Property, plant and equipment, net                                                425,948             442,398
Software development costs, net                                                    94,218              74,775
Cash surrender value of life insurance                                            112,960             107,960
Other assets                                                                        8,519               8,519
                                                                            -------------         -----------
                                                                            $   1,142,411         $ 1,223,239
                                                                            =============         ===========


                  Liabilities and Stockholders' Deficit
                  -------------------------------------

Current Liabilities
         Cash overdraft                                                     $      61,835         $    22,252
         Trade accounts payable                                                   247,115             280,278
         Accrued expenses                                                         268,787             300,498
         Current portion of long-term debt                                        302,549             352,187
         Deferred Income                                                          139,693             145,736
         Net liabilities of discontinued operations                               367,269             353,985
                                                                            -------------         -----------

                  Total current liabilities                                     1,387,248           1,454,936
                                                                            -------------         -----------

Long-term debt, excluding current installments                                    392,310             399,810
                                                                            -------------         -----------

                  Total liabilities                                             1,779,558           1,854,746
                                                                            -------------         -----------

Stockholders' deficit
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 3,891,819 shares                              77,835              77,835
         Additional paid-in capital                                             4,228,741           4,228,741
         Accumulated deficit                                                   (4,943,723)         (4,938,083)
                                                                            -------------         -----------

                  Total stockholders' deficit                                    (637,147)           (631,507)
                                                                            -------------         -----------

                                                                            $   1,142,411         $ 1,223,239
                                                                            =============         ===========

          See accompanying notes to consolidated financial statements.

                                TELS Corporation
                                ----------------

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                         Three months ended
                                                                               March 31,
                                                                          ------------------
                                                                          2000          1999
                                                                          ------------------


Net sales                                                            $   613,080    $   765,828

Cost of goods sold                                                       143,244        152,509
                                                                     -----------    -----------

         Gross profit                                                    469,836        613,319

Research and development expenses                                         24,282         29,999

Selling, general and administrative expenses                             419,233        463,925
                                                                     -----------    -----------

         Operating income                                                 26,321        119,395
                                                                     -----------    -----------

Other income (expenses):
         Interest income                                                       -          3,376
         Interest expense                                                (22,069)       (20,253)
         Other income                                                      3,492              -
                                                                     -----------    -----------

         Other expense, net                                              (18,577)       (16,877)
                                                                     -----------    -----------

         Income before income
         tax (provision)  benefit                                          7,744        102,518

Income tax (provision), benefit                                             (100)        30,450
                                                                     -----------    -----------

Income from continuing operations                                          7,644        132,968
Loss from discontinued operations                                        (13,284)       (29,878)
                                                                     -----------    -----------

         Net (loss) income                                           $    (5,640)   $   103,090
                                                                     ===========    ===========




Basic and diluted net (loss) income per common share                 $      (.00)   $       .03
                                                                     ===========    ===========

Weighted average shares - basic and diluted                            3,891,819      3,891,819
                                                                     -----------    -----------




           See accompanying notes to consolidated financial statements

                                TELS Corporation
                                ----------------

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2000          1999
                                                                                            ------------------




Cash flows from operating activities:
      Net (loss) income                                                               $    (5,640)      $   103,090
      Loss (income) from discontinued operations                                           13,284            29,878
      Adjustments  to  reconcile  net  (loss)  income  to net cash provided  by  operating activities:
              Depreciation and Amortization                                                16,531            47,038
              (Increase) Decrease in:
                   Accounts Receivable                                                    100,116           (92,763)
                   Employee Receivables                                                         -            (5,846)
                   Inventories                                                              3,305           (11,344)
                   Prepaid Expenses                                                       (16,497)           (2,316)
                   Net Intangible Assets                                                        -               479
                   Other Assets                                                                 -                 -
              Increase (Decrease) in:
                   Accounts Payable                                                       (33,163)          106,102
                   Accrued Expenses                                                       (31,711)            8,312
                   Deferred Income                                                         (6,043)            2,619

              Net cash provided by continuing operations                                   40,182           185,249
              Net cash used in discontinued operations                                          -          (141,933)

                      Net cash provided by  operating activities                           40,182            43,316
                                                                                      -----------       -----------

Cash flows from investing activities:
      Software development costs                                                          (19,443)          (32,615)
      Increase in cash surrender value of life insurance                                   (5,000)                -
      Capital expenditures                                                                    (81)           (5,483)


              Net cash used in continuing operations                                      (24,524)          (38,098)
              Net cash used in discontinued operations                                          -              (812)

                     Net cash used in investing activities                                (24,524)          (38,910)
                                                                                      -----------       -----------

Cash flows from financing activities:
      Cash overdraft                                                                       39,583                 -
      Net payments under line of credit agreement                                               -                 -

      Payments on long-term debt                                                         (107,138)          (79,480)
      Principle borrowings on long-term debt                                               50,000            62,463
                                                                                      -----------       -----------

          Net cash used in continuing operations                                          (17,555)          (17,017)
          Net cash used in discontinued operations                                              -            (5,166)
                                                                                      -----------       -----------

                     Net cash used in financing activities                                (17,555)          (22,183)
                                                                                      -----------       -----------

                                TELS Corporation
                                ----------------

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)




Net decrease in cash                                                                       (1,897)          (17,777)

Cash at beginning of quarter                                                                3,467            63,326
                                                                                      -----------       -----------


Cash at end of quarter                                                                $     1,570       $    45,549
                                                                                      ===========       ===========


Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
          Interest                                                                    $    22,068       $    11,820
                                                                                     ============       ===========

          Income taxes                                                                $         0       $         0
                                                                                      ===========       ===========

Supplemental disclosure of non-cash investing and financing activities:
      During the quarter ended March 31, 2000, the Company issued a note payable totaling $25,000 for expenses due to an officer.


















                      (THIS SPACE INTENTIONALLY LEFT BLANK)











           See accompanying notes to consolidated financial statements

                                TELS Corporation
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

          The financial statements for the three months ended March 31, 2000 and 1999, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1999 and 1998, included in the Company's 1999 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the three months ended March 31, 2000, are not necessarily indicative of the results for the year ending December 31, 2000.

2.    Earnings Per Share
      ------------------

          Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options for 628,500 shares for 2000 are not included in the calculations, since they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation were 3,891,819 for the three months ended on both March 31, 2000 and 1999.

3.    Inventories
      -----------

          Inventories at March 31, 2000 and December 31, 1999 consisted of the following:

                                                        2000           1999
                                                     ---------     ----------
          Finished goods                            $    22,862     $    27,756
          Work-in-process                                44,027          45,104
          Raw material and supplies                      83,008          74,341
          Reserve for obsolete inventory                (19,781)        (13,780)
                                                    ------------    ------------
                                                    $   130,116     $   133,421
                                                    ============    ============










                      (THIS SPACE INTENTIONALLY LEFT BLANK)

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

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) delays in the release of new products or new versions of existing products; (ii) the shortage of reliable market data regarding the telephone call management market; (iii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iv) anticipated working capital or other cash requirements; (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.


         Results of operations for the three months ended March 31, 2000 compared to March 31, 1999

         Consolidated net sales for continuing operations during the first quarter of 2000 decreased $152,748, or 20%, to $613,080 when compared to $765,828 in net sales for the first quarter of 1999. The decrease in sales is mostly due to Company difficulties associated with the discontinuance of HTI, its previous contract manufacturing and assembly division, as well as serious weather problems in the east and west negatively affecting travel and lodging revenues and thus lodging capital expenditures. No individual customer accounted for 10% or more of sales in the first quarter of 2000.

         Gross profit for continuing operations decreased to $469,836, a decrease of $143,483, or 23%, when compared to gross profit for the first quarter of 1999 of $613,319. The gross profit margin as a percentage of sales decreased slightly to 77% for the first quarter of 2000, compared to 80% for the first quarter of 1999. Gross margins for the near future are expected to continue at close to current levels.

         For the first quarter of 2000, total research and development costs including amortization of previously capitalized research and development expenses, were $24,282, compared to $29,999 for the same period in 1999. Management of the Company believes that it will be necessary to increase its level of research and development in 2000 to keep its current product lines up to date and to take advantage of technology changes from which the Company expects to benefit.

         Selling, general and administrative ("SG&A") expenses for continuing operations decreased $44,692, or 10%, to $419,233 for the first quarter of 2000, when compared to $463,925 for the first quarter of 1999. As a percentage of net sales, SG&A expenses were 68% for the first quarter of 2000, due to lower sales, as compared to 61% for the first quarter of 1999.

                                TELS Corporation
                                ----------------

         The Company reported income from continuing operations of $7,644 for the first quarter of 2000, compared to $132,968 for the same period in 1999. The Company reported a net loss for the first quarter of 2000 of $(5,640), or $(.00) per share, compared to the first quarter net income of $103,090, or $.03 per share, for the same period in 1999. Management of the Company believes that the income from operations represents a major turnaround from the latter part of 1999 and that more consistent profitability could be reached later in 2000. As the effects of efforts to reduce expenses are realized, as the Company focuses on its core business and is able to increase sales from its telecommunication products, and as remaining issues are resolved with discontinued operations, results should continue to improve. However, the telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to generate a profitable level of sales.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2000, the Company reported current assets of $500,766 and current liabilities of $1,387,248, resulting in a net working capital deficit of $(886,482). During the first quarter of 2000, the Company's continuing operations generated $40,182 in cash from operating activities, used $(24,524) in its investing activities and used $(17,555) in its financing activities.

         At December 31, 1999, the Company was in violation of certain requirements of its line of credit financing agreement relating to minimum cash flow levels and issues surrounding the closure of HTI. The Company is in the process of restructuring its line of credit with its current lender and believes that it is or soon will be in compliance with new covenants to be in place as of May 25, 2000. The Company has resumed timely payments to many of its trade creditors, and this situation is improving monthly. As of May 22, 2000, the Company has been able to make its deliveries on time and no orders have been canceled.

Outlook: Issues and Uncertainties
---------------------------------

         The Company's sales of telephone call accounting systems in the first four months of 2000 have been below the 1999 level, due primarily to issues relating to the discontinuance and closure of the HTI contract manufacturing and assembly division in late 1999 and weather factors reducing the lodging industry's ability to make capital expenditures. Despite these issues, operations have been improving since early 2000. With the expense reductions implemented in the latter part of 1999 and continuing into the first quarter of 2000, the Company expects operations to continue to improve in the second quarter of 2000 and beyond. At December 31, 1999, the Company's Certifying Accountants stated that, due to uncertainties surrounding the losses in 1999, there was substantial doubt about the Company's ability to continue as a going concern. Management intends to continue its efforts to address these issues in 2000. Failure to accomplish management's plans in 2000, and to continue to generate increasing positive operating cash flow could result in further erosion of the Company's financial condition and failure to meet its financial obligations.

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

                                TELS Corporation
                                ----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending March 31, 2000.

         (b) Reports on Form 8-K:

         No reports on form 8-K were filed in the first quarter of 2000.




















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



                                                           TELS Corporation
                                                           ----------------


Dated:  May 22, 2000                                 By:  /s/ John L. Gunter
--------------------------------------------------------------------------------
                                                              John L. Gunter
                                                             Chairman and CEO



Dated:  May 22, 2000                                  By:  /s/ P. Diane Gunter
--------------------------------------------------------------------------------
                                                               P. Diane Gunter
                                                            Secretary, Treasurer



Dated:  May 22, 2000                                 By:  /s/ Lawrence A. Palmer
--------------------------------------------------------------------------------
                                                              Lawrence A. Palmer
                                                                  Controller