Form 10QSB
period 2000-06-30
TELS CORP
filed 2000-08-21
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO


                           Commission File No. 0-12993



                                TELS Corporation
        (Exact name of small business issuer as specified in its charter)



             Utah                                                87-0373840
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)



705 East Main Street, American Fork, Utah                       84003
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

                   YES   X                   NO



The Issuer had outstanding 3,891,819 shares of common stock on August 1, 2000.

                                TELS Corporation

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                 Page


          Consolidated Balance Sheets -- June 30, 2000 (Unaudited) and
                  December 31, 1999                                                             3

          Consolidated Statements of Operations - Three- and Six Months Ended
                  June 30, 2000 and 1999 (Unaudited)                                            4

          Consolidated Statements of Cash Flows -- Three Months Ended
                  June 30, 2000 and 1999 (Unaudited)                                           5,6

          Notes to Consolidated Financial Statements (Unaudited)                                7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          8,9


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                                            10


SIGNATURES                                                                                     11


                                                           TELS Corporation


                                                      Consolidated Balance Sheets


                                                                                   June 30,       December 31,
                                                                                    2000              1999
                                     Assets                                     (Unaudited)          Audited
                                                                             ------------         -----------
Current Assets
         Cash and cash equivalents                                          $       7,656         $     3,467
         Trade accounts receivable, less allowance for
             doubtful receivables of $ 31,600 and $ 33,485, respectively          341,278             371,714
         Inventories, net                                                         131,848             133,421
         Prepaid expenses                                                          73,105              80,985
                                                                             ------------         -----------

                  Total current assets                                            553,887             589,587
                                                                             ------------         -----------

Property, plant and equipment, net                                                413,436             442,398
Software development costs, net                                                   108,199              74,775
Cash surrender value of life insurance                                            107,960             107,960
Other assets                                                                        8,519               8,519
                                                                             ------------         -----------
                                                                             $  1,192,001         $ 1,223,239
                                                                             ============         ===========


                  Liabilities and Stockholders' Deficit

Current Liabilities
         Cash overdraft                                                      $     46,274         $    22,252
         Trade accounts payable                                                   461,771             280,278
         Accrued expenses                                                         253,994             300,498
         Current portion of long-term debt                                        297,018             352,187
         Deferred Income                                                          147,945             145,736
         Net liabilities of discontinued operations                               369,884             353,985
                                                                             ------------         -----------
                  Total current liabilities                                     1,576,886           1,454,936
                                                                             ------------         -----------
Long-term debt, excluding current installments                                    387,455             399,810
                                                                             ------------         -----------
                  Total liabilities                                             1,964,341           1,854,746
                                                                             ------------         -----------
Stockholders' deficit
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 3,891,819 shares                              77,835              77,835
         Additional paid-in capital                                             4,325,541           4,228,741
         Unearned Compensation                                                   (156,000)                  -
         Accumulated deficit                                                   (5,019,716)         (4,938,083)
                                                                             ------------         -----------
                  Total stockholders' deficit                                    (772,340)           (631,507)
                                                                             ------------         -----------
                                                                             $  1,192,001        $  1,223,239
                                                                             ============         ===========
                                     See accompanying notes to consolidated financial statements.


                                                           TELS Corporation


                                                 Consolidated Statements of Operations
                                                              (Unaudited)


                                                      Three months ended                   Six months ended
                                                            June 30,                           June 30,
                                                     ----------------------           -----------------------
                                                      2000             1999            2000              1999


Net sales                                         $  711,274    $   830,096        $ 1,324,354       $ 1,595,924

Cost of goods sold                                   142,788         208,695           286,032           361,204
                                                  -----------   ------------       -----------       -----------
         Gross profit                                568,486         621,401         1,038,322         1,234,720

Research and development expenses                      1,880          35,382            26,162            65,381

Selling, general and administrative expenses         595,921         696,503         1,015,153         1,160,428
                                                  -----------   ------------       -----------       -----------
         Operating income (loss)                     (29,315)       (110,484)           (2,993)            8,911
                                                  -----------   ------------       -----------       -----------
Other income (expense):
         Interest income                                   -               -                 -             3,376
         Interest expense                            (43,906)        (22,148)          (65,975)          (42,401)
         Other income (expense)                         (158)         62,338             3,334            62,338
                                                  -----------   ------------       -----------       -----------
         Other income (expense), net                 (44,064)         40,190           (62,641)           23,313
                                                  -----------   ------------       -----------       -----------
         Income (loss) before income
           tax benefit                               (73,379)        (70,294)          (65,634)           32,224

Income tax (provision), benefit                            -          26,283              (100)           56,733
                                                  -----------   ------------       -----------       -----------
Income (loss) from continuing operations             (73,379)        (44,011)          (65,734)           88,957
Loss from discontinued operations, net                (2,614)        152,857           (15,899)          122,979
   of income taxes
                                                  -----------   ------------       -----------       -----------
         Net (loss) income                        $  (75,993)   $    108,846       $   (81,633)      $   211,936
                                                  ===========   ============       ===========       ===========
Basic and diluted net income (loss)               $     (.02)   $        .03       $      (.02)      $       .05
                                                  ===========   ============       ===========       ===========
   per common share

Weighted average shares - basic and diluted        3,891,819       3,891,819         3,891,819         3,891,819
                                                  -----------   ------------       -----------       -----------


                                      See accompanying notes to consolidated financial statements
                                       4


                                                           TELS Corporation

                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                                                            Six months ended
                                                                                                 June 30,
                                                                                        ------------------------
                                                                                          2000             1999

Cash flows from operating activities:
      Net (loss) income                                                               $   (81,633)       $   211,936
      Loss (income) from discontinued operations                                           15,899           (122,979)
      Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
              Depreciation and Amortization                                                43,312            105,723
              Deferred Income Taxes                                                             -            (56,950)

              (Increase) Decrease in:
                   Accounts Receivable                                                     30,436           (108,796)
                   Inventories                                                              1,573              5,076

                   Prepaid Expenses                                                         7,880             46,965
                   Other Assets                                                                 -            (10,734)

              Increase (Decrease) in:
                   Accounts Payable                                                        25,493            (38,145)
                   Accrued Expenses                                                       (46,504)            (7,677)
                   Deferred Income                                                          2,209             12,039

              Net cash provided by continuing operations                                   95,465             36,458
              Net cash provided by discontinued operations                                      -            162,140

                      Net cash provided by operating activities                            95,465            198,598
                                                                                       ----------        -----------
Cash flows from investing activities:
      Software development costs                                                          (35,304)           (52,888)
      Capital expenditures                                                                (12,470)           (24,141)


              Net cash used in continuing operations                                      (47,774)           (77,029)
              Net cash used in discontinued operations                                          -           (120,564)

                     Net cash used in investing activities                                (47,774)          (197,593)
                                                                                       ----------        -----------
Cash flows from financing activities:
      Cash overdraft                                                                       24,022                  -
      Payments on long-term debt                                                         (136,629)           (16,091)
      Principle borrowings on long-term debt                                               69,105             27,388

          Net cash used in continuing operations                                          (43,502)            11,297
          Net cash used in discontinued operations                                              -            (45,152)

                     Net cash used in financing activities                                (43,502)           (33,855)
                                                                                       ----------        -----------

                                                                 (continued)

                                                           TELS Corporation

                                           Consolidated Statements of Cash Flows (continued)
                                                              (Unaudited)




Net increase (decrease) in cash                                                             4,189           (32,850)

Cash at beginning of quarter                                                                3,467            63,326
                                                                                       ----------        ----------

Cash at end of quarter                                                                 $    7,656      $    30,476
                                                                                       ==========       ===========




Supplemental disclosure of non-cash  investing and financing activities:
     During the quarter ended March 31, 2000, the Company issued notes payable totaling $25,000 for expenses due an officer. During the quarter ended June 30, 2000, the Company recorded a payable of $156,000 for unearned compensation related to an officer of the Company.





















                      (THIS SPACE INTENTIONALLY LEFT BLANK)













           See accompanying notes to consolidated financial statements

                                TELS Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------
          The financial statements for the three months ended June 30, 2000 and 1999, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1999 and 1998, included in the Company's 1999 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the three months ended June 30, 2000, are not necessarily indicative of results for the year ending December 31, 2000.

2.    Earnings Per Share
      ------------------
          Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options for 628,500 shares for 2000 are not included in the calculations, since they are anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in this computation was 3,891,819 for the three months ended on both June 30, 2000 and 1999.

3.    Inventories
      -----------

          Inventories at June 30, 2000 and December 31, 1999 consisted of the following:

                                                                           2000           1999
                                                                     -----------     -----------
          Finished goods                                             $    33,125     $    27,756
          Work-in-process                                                 63,885          45,104
          Raw material and supplies                                       70,671          74,341
          Reserve for obsolete inventory                                 (35,833)        (13,780)
                                                                     -----------      ----------
                                                                     $   131,848     $   133,421
                                                                     ===========     ===========





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

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


    Results of operations for the three months and six months ended June 30,
                        2000, compared to JUNE 30, 1999

     Consolidated net sales for continuing operations during the second quarter of 2000 decreased $118,822, or 14%, to $711,274 when compared to $830,096 in net sales for the second quarter of 1999. The decrease in sales is mostly due to the slowdown in capital purchases apparently due to weather - and thus travel - changes and to lower guest revenues in the lodging industry. No individual customer accounted for 10% or more of sales in the second quarter of 2000. Consolidated net sales for continuing operations for the first half of 2000 decreased $271,570, or 17%, to $1,324,354 when compared to $1,595,924 in net sales for the first half of 1999.

     Gross profit for continuing operations decreased to $568,486, a decrease of $52,915, or 9%, when compared to gross profit for the second quarter of 1999 of $621,401. The gross profit margin as a percentage of sales increased to 80% for the second quarter of 2000, compared to 75% for the second quarter of 1999. Gross profit for continuing operations decreased to $1,038,322, a decrease of $196,398, or 16%, when compared to gross profit for the second quarter of 1999 of $1,234,720. The gross profit margin as a percentage of sales increased slightly to 78% for the first half of 2000, compared to 77% for the first half of 1999. Gross margins for the near future are expected to continue at close to current levels.

     For the second quarter of 2000, total research and development costs, including amortization of previously capitalized research and development expenses, were $1,880, compared to $35,382 for the same period in 1999, as all personnel were focused on operational changes and new management information, finance and accounting systems. For the first half of 2000, total research and development costs, including amortization of previously capitalized research and development expenses, were $26,162, compared to $65,381 for the same period in 1999. Management of the Company believes that, if the Company continues in its current and future operations as in the past, it will be necessary to

                                TELS Corporation
                                ----------------

increase its level of research and development in 2000 to keep its current product lines up to date and to take advantage of technology changes from which the Company expects to benefit.

     Selling, general and administrative ("SG&A") expenses for continuing operations increased $79,846, or 15%, to $595,921 for the second quarter of 2000, when compared to $516,075 for the same period in 1999. As a percentage of net sales, SG&A expenses were 84% for the second quarter of 2000, due due to lower sales, as compared to 62% for the same period in 1999. Selling, general and administrative expenses for continuing operations decreased $145,275, or 13%, to $1,015,153 for the first half of 2000, when compared to $1,160,428 for the same period in 1999. As a percentage of net sales, SG&A expenses were 77% for the first half of 2000, as compared to 73% for the same period in 1999.

     The Company reported a net loss for the second quarter of 2000 of $(75,993), or $(.02) per share, compared to net income of $108,846, or $.03 per share, for the same period in 1999. The Company reported a net loss for the first half of 2000 of $(81,633), or $(.02) per share, compared to net income of $211,936, or $.05 per share, for the same period in 1999. Management of the Company believes that the Company has orchestrated a major turnaround from the downturn in the latter part of 1999. Management recognizes that increasing sales and making operational improvements are taking longer and are more difficult than expected, but believes that results should continue to improve. However, the telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to continue to generate a profitable level of sales.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2000, the Company reported current assets of $553,887 and current liabilities of $1,576,886, resulting in a net working capital deficit of $(866,999), only slightly improved from the working capital deficit of $(886,482) at the end of the first quarter of 2000. During the second quarter of 2000, the Company's continuing operations generated $95,465 in cash from operating activities, used $(47,774) in its investing activities and used $(43,502) in its financing activities.

     At December 31, 1999, the Company was in violation of certain requirements of its line of credit financing agreement relating to minimum cash flow levels and issues surrounding the closure of HTI. The Company restructured its line of credit with its current lender and believes it is in compliance with new covenants in place as of August 11, 2000. The Company has resumed timely payments to many of its trade creditors, and this situation is improving monthly. As of August 11, 2000, the Company has been able to make its deliveries on time and no orders have been canceled.

Outlook: Issues and Uncertainties
---------------------------------

     The Company's sales of telephone call accounting systems in 2000 have been below the 1999 level, due primarily to a slowdown in the lodging industry's capital expenditures. Operations continue to improve, but reduced revenues, coupled with the working capital deficit, have seriously slowed improvements. At December 31, 1999, the Company's Certifying Accountants stated that, due to uncertainties surrounding the losses in 1999, there was substantial doubt about the Company's ability to continue as a going concern. While operating results for the first half of 2000 have been encouraging, they have not been of the magnitude to change that situation. Management has been working apace to improve operations, under serious constraints, and also has considered merger opportunities with several companies that have approached TELS. At this juncture, the Board of Directors has directed management to take all actions necessary to make the Company an attractive merger candidate for a private company seeking a merger with a public company. These actions may include selling all current operations and liabilities, thus seeking to prepare the Company as an attractive public shell. The Board of Directors believes that the Company would be a more attractive merger candidate if it did not have its current level of liabilities. The Board of Directors also believes

                                TELS Corporation
                                ----------------

that a merger with a private company could provide shareholders with a more vigorous and promising investment opportunity, as the Company's current operations are not at a level that will permit the Company to recover from its past difficulties in the short term. The Board of Directors believes that it must consider all reasonable alternatives to increase shareholder value. Failure to accomplish management's plans in 2000 could result in further erosion of the Company's financial condition and in failure to meet its financial obligations.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending June 30, 2000.

     (b) Reports on Form 8-K:

             No reports on form 8-K were filed in the second quarter of 2000.




















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



                                                              TELS Corporation
                                                              ----------------



Dated:  August 11, 2000                              By:  /s/ John L. Gunter
                                                     -----------------------
                                                     John L. Gunter
                                                     Chairman,  CEO and
                                                     Principal Financial Officer