Form 10QSB
period 2000-09-30
TELS CORP
filed 2000-12-12
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                   YES   X                   NO



The Issuer had outstanding 4,191,819 shares of common stock on December 11, 2000.

                                TELS Corporation

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                 Page


          Consolidated Balance Sheets -- September 30, 2000 (Unaudited) and
                  December 31, 1999                                                             3

          Consolidated Statements of Operations -- Three and Nine Months Ended
                  September 30, 2000 and 1999 (Unaudited)                                       4

          Consolidated Statements of Cash Flows -- Nine Months Ended
                  September 30, 2000 and 1999 (Unaudited)                                       5,6

          Notes to Consolidated Financial Statements (Unaudited)                                7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           8,9


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                                            10


SIGNATURES                                                                                     11


                                TELS Corporation

                          Consolidated Balance Sheets

Assets                                                                      September 30,       December 31,
                                                                               2000                1999
                                                                           (Unaudited)           Audited
                                                                           ------------         -----------


Current assets:
             Cash and cash equivalents                                    $         8,363       $     3,467
             Accounts receivable, net                                             356,258           371,714
             Inventories, net                                                     123,443           133,421
             Prepaid expenses                                                      31,313            80,985
                                                                         -----------------      -----------

                        Total current assets                                      519,377           589,587

Property and equipment, net                                                       397,205           442,398
Software development costs, net                                                   128,992            74,775
Cash surrender value of life insurance                                            107,960           107,960
Other assets                                                                        8,519             8,519
                                                                         -----------------      -----------

                                                                           $    1,162,053       $ 1,223,239
                                                                         -----------------      -----------

Liabilities and Stockholders' Deficit
------------------------------------------------------------------------------------------

Current liabilities:
             Cash overdraft                                                $       71,742      $    22,252
             Accounts payable                                                     243,955          280,278
             Accrued expenses                                                     266,171          300,498
             Deferred income                                                      131,697          145,736
             Current portion of long-term debt                                    640,028          352,187
             Net liabilities of discontinued operations                                 -          353,985
                                                                         -----------------     -----------

                        Total current liabilities                               1,353,593        1,454,936

Long-term debt                                                                    382,903          399,810
                                                                         -----------------     -----------

                        Total liabilities                                       1,736,496        1,854,746

Commitments and contingencies                                                           -

Stockholders' deficit:
             Common stock, $.02 par value, authorized 50,000,000
               shares; issued and outstanding 3,891,819 shares                     83,835            77,835
             Additional paid-in capital                                         4,318,741         4,228,741
             Unearned Compensation                                               (130,000)                -
             Accumulated deficit                                               (4,847,019)       (4,938,083)
                                                                         -----------------      -----------

                        Total stockholders' deficit                              (574,444)         (631,507)
                                                                         -----------------      -----------

                                                                            $   1,162,053       $ 1,223,239
                                                                         -----------------      -----------


See accompanying notes to financial statements

                                TELS Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                           Three months ended        Nine months ended
                                                                              September 30,            September 30,
                                                                              2000        1999       2000         1999
                                                                          --------------------       --------------------


Net sales                                                                     669,548    747,743   1,993,902    2,343,667
Cost of goods sold                                                            142,433    163,588     428,465      524,792
                                                                          -----------  ---------   ---------    ---------

           Gross profit                                                       527,115    584,155   1,565,437    1,818,875

Operating expenses:
           Research and development expenses                                    2,820     33,088      28,982       98,469
           Selling, general and administrative expenses                       433,225    545,191   1,351,578    1,705,619
                                                                          -----------  ---------   ---------    ---------

           Operating income                                                    91,070      5,876     184,877       14,787
                                                                          -----------  ---------   ---------    ---------

Other income (expense):
           Interest income                                                      1,366      5,728       1,366        9,104
           Interest expense                                                   (47,627)   (18,456)   (113,602)     (60,857)
           Other income (expense)                                              15,620    (62,338)     18,954            -
                                                                          -----------  ---------   ---------    ---------

           Other income (expense), net                                        (30,641)   (75,066)    (93,282)     (51,753)
                                                                          -----------  ---------   ---------    ---------

           Income (loss) before benefit (provision)
           for  income taxes                                                   60,429    (69,190)     91,595      (36,966)

Benefit (provision) for income taxes                                                -    (30,368)       (100)      26,365
                                                                          -----------  ---------   ---------    ---------

           Income (loss) from continuing operations                            60,429    (99,558)     91,495      (10,601)

Discontinued operations:
Income (loss) from discontinued segment, net of income taxes                  (27,887)  (111,642)    (43,786)      11,337
Gain on disposal of discontinued operations                                    43,355      -          43,355            -
                                                                          -----------  ---------   ---------    ---------
           Net income (loss) from discontinued operations                      15,468   (111,642)       (431)      11,337
                                                                          -----------  ---------   ---------    ---------
                     Net income (loss)                                         75,897   (211,200)     91,064          736
                                                                          -----------  ---------   ---------    ---------

Income (loss) per share - basic and diluted                                       .02       (.05)        .02          .00
                                                                          -----------  ---------   ---------    ---------

Weighted average shares - basic and diluted                                 4,191,819  3,891,819   4,081,235    3,891,819
                                                                          -----------  ---------   ---------    ---------


See accompanying notes to financial statements


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              --------------------------
                                                                                                  2000         1999
                                                                                              --------------------------

Cash flows from operating activities:
      Net income                                                                                    91,064          736
      Loss (income) from discontinued segment                                                          431      (11,337)
      Stock compensation                                                                            26,000            -
      Adjustments to  reconcile  net income to net cash  provided  by  operating activities:
              Depreciation and Amortization                                                         62,365      169,758
              Deferred Income Taxes                                                                      -      (37,000)
              (Increase) Decrease in:
                   Accounts Receivable                                                             (28,970)     (31,410)
                   Inventories                                                                       9,978        7,662
                   Prepaid Expenses                                                                 49,672       20,311
                   Other Assets                                                                          -      (23,823)
              Increase (Decrease) in:
                   Accounts Payable                                                                (11,323)     (76,461)
                   Accrued Expenses                                                                (94,327)     (18,917)
                   Deferred Income                                                                 (14,039)      18,352
                                                                                              ------------   -----------

              Net cash provided by continuing operations                                            90,851       17,871
              Net cash provided by discontinued operations                                               -        6,758
                                                                                              ------------   -----------

                      Net cash provided by  operating activities                                    90,851       24,629
                                                                                              ------------   -----------


Cash flows from investing activities:
      Proceeds from disposition of discontinued segment                                                 10            -
      Software development costs                                                                   (58,918)     (75,538)
      Capital expenditures                                                                         (12,471)     (36,583)
                                                                                              ------------   -----------

              Net cash used in continuing operations                                               (71,379)    (112,121)
              Net cash used in discontinued operations                                                   -       (2,113)
                                                                                              ------------   -----------

                     Net cash used in investing activities                                         (71,379)    (114,234)

                                       5
                                                                                             ------------   -----------

Cash flows from financing activities:
      Cash overdraft                                                                                49,490       46,867
      Payments on long-term debt                                                                  (212,423)     (88,413)
      Principle borrowings on long-term debt                                                       148,357       94,196
                                                                                              ------------   -----------

          Net cash (used in) provided by continuing operations                                     (14,576)      52,650
          Net cash used in discontinued operations                                                       -      (61,897)
                                                                                              ------------   -----------

                     Net cash used in financing activities                                         (14,576)      (9,247)
                                                                                              ------------   -----------

Net increase (decrease) in cash                                                                      4,896      (98,852)

Cash at beginning of period                                                                          3,467       63,326
                                                                                              ------------   -----------

Cash at end of period                                                                                8,363      (35,526)
                                                                                              ------------   -----------


Supplemental disclosure of non-cash investing and financing activities:

During the period ended September 30, 2000, the Company:
-issued a note payable totaling $25,000 for expenses due an officer
-increased  its investment in HTI, prior to sale, in exchange for a note payable of $310,000
-increased  its investment in HTI, prior to sale, in exchange for a reduction of receivables  of $44,426
-accrued a bonus to an officer valued @ $156,000 consisting of 300,000 shares of stock valued @ $96,000 with the remaining $60,000 to be paid in cash

                                TELS Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------
          The financial statements for the three months ended September 30, 2000 and 1999, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1999 and 1998, included in the Company's 1999 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the three months ended September 30, 2000, are not necessarily indicative of results for the year ending December 31, 2000.

2.    Earnings Per Share
      ------------------
          Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. The weighted average number of outstanding common and common equivalent shares used in this computation was 4,191,819 and 3,891,819 for the three months ended September 30, 2000 and 1999, respectively.

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


        Results of operations for the three months and nine months ended september 30, 2000, compared to september 30, 1999

         Consolidated net sales for continuing operations during the third quarter of 2000 decreased $78,195, or 10%, to $669,548 when compared to $747,743 in net sales for the third quarter of 1999. The decrease in sales seems to be mostly due to Company efforts to introduce new products and the long-range coordination efforts dedicated to working with larger customers who postponed purchases anticipating the Company's new customized software products. This coordination process allowed the Company to renew and improve many of its key relationships, however. Standard dealer sales activity continued and improved slightly. Continuing internal efforts to improve operations also took some toll on overall operations. No individual customer accounted for 10% or more of sales in the third quarter of 2000. Consolidated net sales for continuing operations for the first nine months of 2000 decreased $349,765, or 15%, to $1,993,902 when compared to $2,343,667 in net sales for the first nine months of 1999.

         Gross profit for continuing operations decreased to $527,115, a decrease of $57,040, or almost 10%, when compared to gross profit for the third quarter of 1999 of $584,155. The gross profit margin as a percentage of sales remained at about 78% for the third quarter of 2000, the same as for the third quarter of 1999. Gross profit for continuing operations decreased to $1,565,437, a decrease of $253,438, or 14%, when compared to gross profit for the first nine months of 1999 of $1,818,875. The gross profit margin as a percentage of sales increased slightly to 79% for the first nine months of 2000, compared to 78% for the first nine months of 1999. Gross margins for the near future are expected to continue at close to current levels.

         For the third quarter of 2000, total research and development costs, including amortization of previously capitalized research and development expenses, were $2,820, compared to $33,088 for the same period in 1999, as all personnel continued to be focused on operational changes and new management information, finance and accounting systems. For the first nine months of 2000, total research and development costs, including amortization of previously capitalized research and development expenses, were $28,982, compared to $98,469 for the same period in 1999. Management of the Company believes that, if the Company continues in its current and future operations as in the past, it will be necessary to increase its level of research and development in 2001 to keep its current product lines up to date and to take advantage of technology changes from which the Company expects to benefit.

         Selling, general and administrative ("SG&A") expenses for continuing operations decreased $111,966, or 21%, to $433,225 for the third quarter of 2000, when compared to $545,191 for the same period in 1999, as management acted to bring expenses in line with revenues. As a percentage of net sales, SG&A expenses were down to 65% for the third quarter of 2000, due to lower sales and reduced expenses, as compared to 73% for the same period in 1999. Selling, general and administrative expenses for continuing operations decreased $354,041, or almost 21%, to $1,351,578 for the first nine months of 2000, when compared to $1,705,619 for the same period in 1999. As a percentage of net sales, SG&A expenses were 68% for the first nine months of 2000, as compared to 73% for the same period in 1999.

         The Company reported net income for the third quarter of 2000 of $75,897, or $.02 per share, compared to a net loss of $(211,200), or $.(05) per share, for the same period in 1999. The Company reported net income for the first nine months of 2000 of $91,064, or $.02 per share, compared to essentially a breakeven net income of $736 for the same period in 1999. At this lower level of sales, operational numbers generally represent an overall improvement over the previous quarter and much improvement when compared with the last two years.

         Management of the Company believes that the Company continues a major turnaround from the past several years and especially the major downturn in the latter part of 1999. Management recognizes that increasing sales and making operational improvements continue to take longer and be more difficult than planned, but believes that these results reflect the first fruits of its decisive actions. Management also believes that results should continue to improve. However, the telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry, while the lodging industry is also undergoing a number of changes, and there can be no assurance that the Company will be able to continue to generate a profitable level of sales.

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2000, the Company reported current assets of $519,377 and current liabilities of $1,353,593, resulting in a net working capital deficit of $(834,216), down from the working capital deficit of $(926,999) at the end of the second quarter of 2000. During the first nine months of 2000, the Company's continuing operations generated $90,851 in cash from operating activities, used $(71,379) in its investing activities and used $(14,576) in its financing activities.

         On September 7, 2000, the Company sold all of the stock of HTI to InvEx Corp., a corporation controlled by an officer. As a part of this sale, InvEx loaned HTI the money to pay off the secured note under the HTI line of credit financing agreement and removed the net HTI liabilities and obligations from the Company. As of December 11, 2000, the Company believes it is in compliance with the new covenants currently in place with its secured lender. As of December 11, 2000, the Company has been able to make its deliveries on time and no orders have been canceled.

Outlook: Issues and Uncertainties
---------------------------------

         The Company's sales of telephone call accounting systems in 2000 have been below the 1999 level, due primarily to a slowdown in the lodging industry's capital expenditures, but also to the many distracting internal activities required to reorganize and return the Company to its previous efficiencies and processes. Operations continue to improve slowly, as third quarter and the first nine months' numbers reflect. At December 31, 1999, the Company's Certifying Accountants stated that, due to uncertainties surrounding the losses in 1999, there was substantial doubt about the Company's ability to continue as a going concern. While operating results for the first nine months of 2000 are encouraging, that situation remains. Management continues to improve operations and expects to see marked improvements in the next year. The Company's ability to make timely filings to the SEC has been negatively impacted by the many internal improvement challenges. Management believes that the few recent filing delays were a part of its operational improvement challenges and that future filings beginning in 2001 will once again be timely, as past filings were for so many years before. The Board of Directors previously directed management to take actions to consider merger opportunities with a larger company or a private company seeking a merger with a public company, and steps have been taken in this area. The Board of Directors believes that a merger could provide shareholders with a vigorous and promising investment opportunity - and is looking for and at reasonable opportunities. Failure to accomplish management's plans in 2000 and 2001 could result in further erosion of the Company's financial condition and in failure to meet its financial obligations.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibit 27 - Article 5 Financial Data Schedule for the quarter ending September 30, 2000.

     (b) Reports on Form 8-K:

             No reports on form 8-K were filed in the third quarter of 2000.
















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



                                                              TELS Corporation
                                                              ----------------



Dated:  December 11, 2000                            By:  /s/ John L. Gunter
                                                     -----------------------
                                                     John L. Gunter
                                                     Chairman,  CEO and
                                                     Principal Financial Officer