Form 10QSB/A
period 2000-06-30
TELS CORP
filed 2000-12-14
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  AMENDMENT #1

                                       TO

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

                   YES   X                   NO



The Issuer had outstanding 4,191,819 shares of common stock on August 1, 2000.

                                TELS Corporation

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                 Page


          Consolidated Balance Sheets -- June 30, 2000 (Unaudited) and
                  December 31, 1999                                                             3

          Consolidated Statements of Operations -- Three and Six Months Ended
                  June 30, 2000 and 1999 (Unaudited)                                            4

          Consolidated Statements of Cash Flows -- Six Months Ended
                  June 30, 2000 and 1999 (Unaudited)                                           5,6

          Notes to Consolidated Financial Statements (Unaudited)                                7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          8,9


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                                            10


SIGNATURES                                                                                     11


                                                           TELS Corporation


                                                      Consolidated Balance Sheets


                                                                                   June 30,       December 31,
                                                                                    2000              1999
                                     Assets                                     (Unaudited)          Audited
                                                                             ------------         -----------
Current Assets
         Cash and cash equivalents                                          $       7,656         $     3,467
         Trade accounts receivable, less allowance for
             doubtful receivables of $ 31,600 and $ 33,485, respectively          341,278             371,714
         Inventories, net                                                         131,848             133,421
         Prepaid expenses                                                          73,105              80,985
                                                                             ------------         -----------

                  Total current assets                                            553,887             589,587
                                                                             ------------         -----------

Property, plant and equipment, net                                                413,436             442,398
Software development costs, net                                                   108,199              74,775
Cash surrender value of life insurance                                            107,960             107,960
Other assets                                                                        8,519               8,519
                                                                             ------------         -----------
                                                                             $  1,192,001         $ 1,223,239
                                                                             ============         ===========


                  Liabilities and Stockholders' Deficit

Current Liabilities
         Cash overdraft                                                      $     46,274         $    22,252
         Trade accounts payable                                                   461,771             280,278
         Accrued expenses                                                         157,994             300,498
         Current portion of long-term debt                                        297,018             352,187
         Deferred Income                                                          147,945             145,736
         Net liabilities of discontinued operations                               369,884             353,985
                                                                             ------------         -----------
                  Total current liabilities                                     1,480,886           1,454,936
                                                                             ------------         -----------
Long-term debt, excluding current installments                                    387,455             399,810
                                                                             ------------         -----------
                  Total liabilities                                             1,868,341           1,854,746
                                                                             ------------         -----------
Stockholders' deficit
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 4,191,819 and 3,891,819 shares
              at June 30, 2000 and December 31, 1999, respectively                 83,835              77,835
         Additional paid-in capital                                             4,318,741           4,228,741
         Unearned Compensation                                                   (156,000)                  -
         Accumulated deficit                                                   (4,922,916)         (4,938,083)
                                                                             ------------         -----------
                  Total stockholders' deficit                                    (676,340)           (631,507)
                                                                             ------------         -----------
                                                                             $  1,192,001        $  1,223,239
                                                                             ============         ===========
                                     See accompanying notes to consolidated financial statements.


                                                           TELS Corporation


                                                 Consolidated Statements of Operations
                                                              (Unaudited)


                                                      Three months ended                   Six months ended
                                                            June 30,                           June 30,
                                                     ----------------------           -----------------------
                                                      2000             1999            2000              1999


Net sales                                         $  711,274    $   830,096        $ 1,324,354       $ 1,595,924

Cost of goods sold                                   142,788        208,695            286,032           361,204
                                                  -----------   ------------       -----------       -----------
         Gross profit                                568,486         621,401         1,038,322         1,234,720

Research and development expenses                      1,880          35,382            26,162            65,381

Selling, general and administrative expenses         499,121         696,503           918,353         1,160,428
                                                  -----------   ------------       -----------       -----------
         Operating income (loss)                      67,485        (110,484)           93,807             8,911
                                                  -----------   ------------       -----------       -----------
Other income (expense):
         Interest income                                   -               -                 -             3,376
         Interest expense                            (43,906)        (22,148)          (65,975)          (42,401)
         Other income (expense)                         (158)         62,338             3,334            62,338
                                                  -----------   ------------       -----------       -----------
         Other income (expense), net                 (44,064)         40,190           (62,641)           23,313
                                                  -----------   ------------       -----------       -----------
         Income (loss) before income
           tax benefit                                23,421         (70,294)           31,166            32,224

Income tax (provision), benefit                            -          26,283              (100)           56,733
                                                  -----------   ------------       -----------       -----------
Income (loss) from continuing operations              23,421         (44,011)           31,066            88,957
Income (loss) from discontinued operations,
   net of income taxes                                (2,614)        152,857           (15,899)          122,979

                                                  -----------   ------------       -----------       -----------
         Net income                               $   20,807    $    108,846       $    15,167       $   211,936
                                                  ===========   ============       ===========       ===========
Basic and diluted net income                      $      .01    $        .03       $       .00       $       .05
                                                  ===========   ============       ===========       ===========
   per common share

Weighted average shares - basic and diluted        4,158,852       3,891,819         4,025,335         3,891,819
                                                  -----------   ------------       -----------       -----------


                                      See accompanying notes to consolidated financial statements
                                       4


                                                           TELS Corporation

                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                                                            Six months ended
                                                                                                 June 30,
                                                                                        ------------------------
                                                                                          2000             1999

Cash flows from operating activities:
      Net income                                                                      $    15,167       $   211,936
      Loss (income) from discontinued operations                                           15,899           (122,979)
      Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
              Depreciation and Amortization                                                43,312            105,723
              Deferred Income Taxes                                                             -            (56,950)

              (Increase) Decrease in:
                   Accounts Receivable                                                     30,436           (108,796)
                   Inventories                                                              1,573              5,076
                   Prepaid Expenses                                                         7,880             46,965
                   Other Assets                                                                 -            (10,734)

              Increase (Decrease) in:
                   Accounts Payable                                                       206,493            (38,145)
                   Accrued Expenses                                                      (202,504)            (7,677)
                   Deferred Income                                                          2,209             12,039
                                                                                       ----------        -----------
              Net cash provided by continuing operations                                  120,465             36,458
              Net cash provided by discontinued operations                                      -            162,140
                                                                                       ----------        -----------
                      Net cash provided by operating activities                           120,465            198,598
                                                                                       ----------        -----------
Cash flows from investing activities:
      Software development costs                                                          (35,304)           (52,888)
      Capital expenditures                                                                (12,470)           (24,141)
                                                                                       ----------        -----------

              Net cash used in continuing operations                                      (47,774)           (77,029)
              Net cash used in discontinued operations                                          -           (120,564)
                                                                                       ----------        -----------
                     Net cash used in investing activities                                (47,774)          (197,593)
                                                                                       ----------        -----------
Cash flows from financing activities:
      Cash overdraft                                                                       24,022                  -
      Payments on long-term debt                                                         (161,629)           (16,091)
      Principle borrowings on long-term debt                                               69,105             27,388
                                                                                       ----------        -----------

          Net cash used in continuing operations                                          (68,502)            11,297
          Net cash used in discontinued operations                                              -            (45,152)
                                                                                       ----------        -----------
                     Net cash used in financing activities                                (68,502)           (33,855)
                                                                                       ----------        -----------

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
                                                                                       ==========       ===========




Supplemental disclosure of non-cash  investing and financing activities:
-----------------------------------------------------------------------

During the quarter ended June 30, 2000,  the Company -

- Accrued a bonus to an officer valued at $156,000 consisting of 300,000 shares of stock valued at $96,000 with the remaining $60,000 to be paid in cash

-  Issued a note payable totaling $25,000 for expenses due an officer





















                      (THIS SPACE INTENTIONALLY LEFT BLANK)













           See accompanying notes to consolidated financial statements

                                TELS Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------
          The financial statements for the three months ended June 30, 2000 and 1999, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1999 and 1998, included in the Company's 1999 Annual Report to the Securities and Exchange Commission on Form 10-KSB. The results for the three months and six months ended June 30, 2000, are not necessarily indicative of results for the year ending December 31, 2000.

2.    Earnings Per Share
      ------------------
          Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. The weighted average number of outstanding common and common equivalent shares used in this computation was 4,158,852 and 3,891,819 for the three months ended June 30, 2000 and 1999, respectively.

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

     Selling, general and administrative ("SG&A") expenses for continuing operations decreased $197,382, or 28%, to $499,121 for the second quarter of 2000, when compared to $696,503 for the same period in 1999. As a percentage of net sales, SG&A expenses were 70% for the second quarter of 2000, due to lower sales, as compared to 84% for the same period in 1999. Selling, general and administrative expenses for continuing operations decreased $242,075, or 21%, to $918,353 for the first half of 2000, when compared to $1,160,428 for the same period in 1999. As a percentage of net sales, SG&A expenses were 69% for the first half of 2000, as compared to 73% for the same period in 1999.

     The Company reported net income for the second quarter of 2000 of $20,807, or $.01 per share, compared to net income of $108,846, or $.03 per share, for the same period in 1999. The Company reported net income for the first half of 2000 of $15,167, or $.00 per share, compared to net income of $211,936, or $.05 per share, for the same period in 1999. Management of the Company believes that the Company has orchestrated a major turnaround from the downturn in the latter part of 1999. Management recognizes that increasing sales and making operational improvements are taking longer and are more difficult than expected, but believes that results should continue to improve. However, the telecommunications industry is experiencing drastic changes which could limit the Company's ability to meet sales projections in this industry and there can be no assurance that the Company will be able to continue to generate a profitable level of sales.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2000, the Company reported current assets of $553,887 and current liabilities of $1,480,886, resulting in a net working capital deficit of $(926,999), slightly worse than the working capital deficit of $(886,482) at the end of the first quarter of 2000. During the second quarter of 2000, the Company's continuing operations generated $120,465 in cash from operating activities, used $(47,774) in its investing activities and used $(68,502) in its financing activities.

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