Form 10KSB
period 2000-12-31
TELS CORP
filed 2001-04-02
CIK 756767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF  1934   FOR  THE   TRANSITION   PERIOD   FROM ______________  TO  ___________


                           Commission File No. 0-12993

                                TELS Corporation
                 (Name of small business issuer in its charter)

               UTAH                                        87-0373840
- ----------------------------------------              --------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

705 East Main Street, American Fork, Utah                     84003
- --------------------------------------------         ----------------------
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (801) 756-9606

             Securities registered under Section 12 (b) of the Act:
                                     "None"

             Securities registered under Section 12 (g) of the Act:
                          Common Stock, $.02 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES___ NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $2,557,755.

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2001, was approximately $461,100.

The issuer had issued and outstanding 4,191,819 shares of its Common Stock on March 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections of portions of the registrant's 2000 Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2001, are incorporated by reference into Part III hereof.

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

Products and Services

         The Company's subsidiary, TEL electronics, inc., distributes its proprietary telecommunication and other products through dealers, distributors, management companies and national account organizations throughout the United States.

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

         The INN-FORM/XL(R), INN-FORM PLUS(R) and WIN-SENSETM products account for a majority of the Company's telecommunications sector sales.

         The TEL-SENSE(R) and TEL-SENSE/K(R) products track business phone usage and record time and charges for telephone calls. They are automatic, reducing clerical errors and accounting effort. TEL-SENSE/K is for smaller key telephone systems.

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

         INN-FORM/PCTM. This new product, introduced in late 2000, is a PC software call accounting system, which has benefits, and capacities, which are significantly improved over other Company products and other competitor products. The current release of this product is designed only to be used and seamlessly interface with other PC software products, such as property management systems in lodging applications or general accounting or other management applications. INN-FORM/PC provides the capability to work with essentially any telephone system with call accounting interfaces and provide tariff and locally defined criteria to price and charge for calls worldwide. A new ancillary product, the INN-FORM/PC Front Desk module, will provide lodging and other applications with multiple reports and screens using the basic INN-FORM/PC. The Front Desk module was in alpha and limited beta testing at the time of this report. Both products are expected to provide revenue opportunities in the future, but the products both will take time to be introduced and will require special dealers to sell and support such PC software products.

         Management believes that the future success of its products will require closer relationships between TEL and its major customers. TEL continues to provide additional services and discounts to its volume telecommunications dealers and these programs are expected to continue. Several activities, to include special volume promotions, support and upgrade agreements, new advertising methods, etc., are now in place and should help TEL to continue to improve relationships with major dealers, in particular.

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

Research and Development

         The Company spent $159,224 and $153,108 on research and development activities in the years ended December 31, 2000 and 1999, respectively.

Competition

         The telecommunications and computer industries are highly competitive. The Company competes with a number of manufacturers and distributors of similar telecommunications products, some of which have a longer operating history and greater financial strength, manufacturing capabilities and name recognition in the marketplace. Also, some large telecommunications companies and other companies incorporate call accounting, answer detection, voice processing and/or other capabilities into their own products, which they sell directly or indirectly into the same marketplace addressed by the Company's products. There can be no assurance that the Company will be able to compete successfully with these companies in the future. Further, there are relatively few barriers to entry into this marketplace. Because of the divestiture by AT&T and the changing regulatory climate, AT&T and the regional BELL operating companies ("RBOCs") have begun competing with the Company and the Company's dealers and distributors. The Company's ability to meet this competition will depend upon, among other things, the Company's ability to expand sales capabilities; attract management as well as technical and marketing personnel; develop enhancements to existing products; develop and market new products; and obtain financing as needed.

         There can be no assurance that the Company will be able to compete successfully with these companies or other telecommunications competitors in the future.

Changing Marketplace

         As a result of governmental actions, AT&T was divided into independent public companies, each with a separate and distinct charter. Each of these companies has a major impact on the telecommunications industry. AT&T and each RBOC aggressively pursue independent activities. Evolving technologies create new opportunities for wireless, cable and utilities companies in the telecommunications marketplace. As a result of these changes, there can be no assurance that the Company's products will continue to find a receptive marketplace. These changes have adversely affected manufacturers, dealers, and distributors in the telecommunications industry. With new technologies perhaps tending to favor larger and better-financed companies with their often entrenched distribution networks, there can be no assurance that a dealer and distributor network will continue to exist, or, if such exists, that it will consist of enough dealers and distributors committed to products of the Company's subsidiary, TEL electronics, inc., sufficient to generate a profitable level of sales.

Competitive Strategy

         Management believes that the products of the Company's subsidiary, TEL electronics, inc., compete on the basis of (i): product quality, meaning features, technology, reliability, simplicity of use, price, and size and (ii): service quality, meaning responsive customer support and company personnel dedicated to profitably satisfying every customer. From the outset, the Company's telecommunications products have been designed for small and medium-sized hotels, professional firms and general business establishments. Proprietary telecommunications products are based on state-of-the-art technologies and designs, yet are relatively simple in function, with the result that they may be priced lower than competitors' products without sacrificing profit margin. Management believes that the wholesale prices of its telecommunications products are competitive relative to their features, thereby allowing the end-user's price to be lower than or close to that of its competitors. The Company has seen a general reduction in the retail prices of certain competitors' telecommunications products, and thus the Company cannot predict at present whether its subsidiary will continue to enjoy its current pricing advantage. Moreover, there can be no assurance that the price of the Company's subsidiary's telecommunications products will not increase.

         The stand-alone telephone call accounting products of TEL electronics, inc., are designed to include advanced features, to occupy a minimum amount of space, to be very easy to use, and to sell at competitive prices. The small physical product size (smaller than an average size telephone) provides a competitive advantage over the larger and more bulky equipment marketed by many competitors.

Proprietary Rights

         TELS does not currently hold, nor has it applied for, any patents. Management does not believe that the Company's business is dependent upon the acquisition of patents. TELS always seeks special copyright protection for its names, software and developmental products. The Company's subsidiary designs its own printed circuit boards and software for use in its telecommunications products. Proprietary telecommunications software is either imbedded in machine code, in microprocessor memories or is available on protected, but standard, PC discs. Management believes that the circuit boards and the software would be difficult to "reverse engineer". The Company continues to take steps to protect its trade names and trademarks and the products and software it develops through licensing or other approaches designed to contractually protect TELS' proprietary information. There can be no assurance that competitors may not independently develop the same or similar technology or obtain access to the Company's proprietary technology. TELS has no proprietary rights to products previously marketed in its computer sector or contract manufacturing businesses.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Manufacturing and Supply

          Telecommunications products of TEL electronics, inc., are assembled from components manufactured by unaffiliated suppliers and designed for modular assembly. This approach permits efficient use of the subsidiary's production staff in the assembly and testing of these purchased items and the end products. TEL electronics, inc., has designed its own printed circuit boards for its telecommunications business, which are manufactured to the subsidiary's specifications by subcontractors. Telecommunications products are generally designed to permit multiple source procurement, and it is the subsidiary's policy to develop multiple sources of supply for components it uses. There have been occasional shortages of the electronic components included in telecommunications products, and, during such periods, suppliers have rationed the available components among their customers. TELS' subsidiary may experience manufacturing delays, sales delays, additional costs or contract cancellations if certain of its suppliers should fail to deliver sufficient computer products. To date, management believes that TELS has not been materially adversely affected by any failure of suppliers to deliver systems or components on schedule.

Customer Service

         Telecommunications products of the Company's subsidiary, TEL electronics, inc., are serviced by TEL's dealers, with assistance as required from TEL employees. It has been the subsidiary's experience that its products have not required a significant amount of customer service support because of their design, simplicity and reliability.

         Each of the Company's call accounting products now carries a two year limited warranty covering the material and workmanship of the entire system, including the material and workmanship of the systems' printed circuit boards and electronic components. Other Company telecommunications products carry a one-year warranty. Products purchased for resale, such as printers, computers, etc., carry the original manufacturer's warranty only.

Federal and State Regulations

         The FCC has adopted regulations with respect to the interconnection of communications equipment with telephone lines and regulations with respect to radiation emanations of certain equipment. TELS and its subsidiaries have complied with these regulations and received all necessary FCC approvals for its telecommunications products, or have submitted products for testing and certification and is submitting all new products that the Company believes should be submitted for such testing as they are completed. It is anticipated that the new products will be approved, but there can be no assurance that such approvals will be obtained. Products purchased for resale, such as printers, computers, etc., include original manufacturer's certifications of compliance with FCC regulations.

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

Employees: As of December 31, 2000, the Company and its subsidiaries had 25 full-time employees.
- ---------

Item 2. Properties

         The Company's subsidiary, TEL electronics, inc., currently owns and occupies a facility with approximately 15,000 square feet of space in American Fork, Utah, which was purchased on August 15, 1984, and includes a 4,800 square foot addition completed in 1988. This facility houses the Company's and its subsidiaries' telecommunication, administrative and research and development offices. Management believes that the American Fork facility is adequate for operations and production needs at current and the near future anticipated production levels.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.










                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ----------------------------------------------------------------------

Market Listing

         The Company is currently listed on the OTC Bulletin Board with the symbol "TELS". The OTC Bulletin Board is run by the National Association of Securities Dealers ("NASD") and is maintained by Nasdaq as an electronic trade-and-quote-reporting forum.

Price Range of Common Stock

         Effective September 30, 1998, the Company's common stock started trading on The NASD OTC Bulletin Board under the symbol "TELS". The following table sets forth the range of high and low sales prices per share of the Company's common stock for the calendar quarters indicated, as reported. Quotations do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

2000                        High      Low       1999           High       Low
- ----                       -----    -----       -----          -----      ---
First Quarter              $ .53    $ .12    First Quarter    $  .14   $  .06
Second Quarter               .34      .17    Second Quarter      .30      .08
Third Quarter                .22      .13    Third Quarter       .52      .18
Fourth Quarter               .20      .06    Fourth Quarter      .41      .11

Approximate Number of Equity Security Holders:

         As of March 31, 2001, there were approximately 1,000 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders reported by these record holders.

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




                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, all included elsewhere herein.

         The following Management Discussion and Analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others: (i) results of operations (including expected changes in the Company's gross profit margin and selling, general and administrative expenses); (ii) the Company's business strategy for increasing sales; (iii) the Company's strategy to increase its size and customer base; (iv) the Company's ability to successfully increase its size through acquisitions/merger activity; and (v) the Company's ability to distinguish itself from its current and future competitors.

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include: (i) delays in the release of new products or new versions of existing products; (ii) the shortage of reliable market data regarding the telephone call accounting and call management industry; (iii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iv) anticipated working capital or other cash requirements; (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

Results of Operations

         Consolidated net sales decreased fifteen percent (15%) from $3,010,025 in 1999 to $2,557,755 in 2000. Sales decreased primarily because the Company consolidated its efforts on core business practices and continued to reorganize operations. The new PC software call accounting product engine, the INN-FORM/PC ("IFPC") engine, was formally announced at trade shows in late 2000 and underwent extensive beta testing at customer sites in the US and Canada in late 2000 and early 2001. This product allows major lodging organizations and software companies to add expert call accounting capabilities into their PC software for reservations, accounting, and other applications, so call accounting becomes a seamless and integral part of their software. Although the sales time on such private label products is much longer than with the Company's other products, it is expected that IFPC will add sales volumes in late 2001. The Front Office ("FO") module, which allows IFPC to operate as a standalone system, is in alpha testing at the writing of this report. Sales are expected in 2001 from this IFPC-FO product combination, as well.

         Gross profit decreased 11% from $2,270,245 in 1999 to $2,021,006 in 2000. In 1999, gross profit represented 75% of sales, while in 2000 gross profit increased to 79% of sales primarily due to the focus on higher margin core business.

         Total research and development expenses increased 4% from $153,108 in 1999 to $159,224 in 2000.

         Selling, general and administrative expenses decreased by 24% in 2000 to $1,833,739, compared to $2,416,398 in 1999, as management tightened spending to improve operations. In 1999, selling, general and administrative expense was about 80% of sales, while in 2000 it dropped to 72% of sales, in keeping with lower sales.

         Management's efforts to reduce costs were offset somewhat by larger than normal legal, interest and related expenses resulting from discontinued operations and higher interest on the Company's line of credit due to prior year losses. Management is continuing its efforts to bring expenses in line with core business revenues.

         The Company reported a profit from operations of $28,045 in 2000, compared to a loss from operations in 1999 of $(299,261). The Company reported a net loss for 2000 of $(98,765) or $(.02) per share, as compared to a net loss in 1999 of $(1,118,385) or $(.12) per share. The profit from operations and the significantly reduced net loss are due to the Company's focus on core business and winding down certain activities resulting from discontinued operations. The Company has reached the point where continuing improvements in standard operations are now expected. The Company has continued its decision to keep a valuation allowance at a level to fully offset its net deferred tax asset. Based upon further evaluation and consultation with the Company's auditors, the Company wrote off all software development costs for the year 2000; an expense that contributed significantly to the net loss for the year 2000.

Liquidity and Capital Resources

         As of December 31, 2000, the Company reported current assets of $524,648 and current liabilities of $1,022,762, resulting in net working capital of $(498,114). This is a 42% increase compared to net working capital of $(865,349) at December 31, 1999.

         The Company is seeking to renegotiate its line of credit, which expires in September of 2001, since its current asset-based line costs well over 30%, due to high interest, no reductions in rates despite the current interest climate, loan and quarterly audit fees. During 2000, the Company paid $163,000 in cash for interest. Previous loss years make this renegotiation challenging, but management is convinced that, with the improved operational results in 2000, much better financing can be found.

         At December 31, 2000, the Company owed $149,510 on its line of credit.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

         The telecommunications industry, financial markets, the general business climate and the lodging industry continue to experience major changes that could limit the Company's ability to meet sales projections. There can be no assurance that the Company will be able to generate a profitable level of sales in the future.

Effects of Inflation

         The Company's operations have not been significantly affected by inflation during the periods covered by this report.

Outlook and Uncertainties

         The Company's sales of telephone call systems continue at levels below 1999 and management believes this trend will continue as telephone calling costs decline and as most existing lodging businesses, in particular, have already purchased such systems. The Company has invested in newer call accounting systems and especially in business call accounting systems, and management is striving to expand its sales to professional and financial businesses, government, education and other selected businesses, markets where the Company has been somewhat successful in the past.

         The Company incurred significant losses in 1998 and 1999, and posted a small loss for 2000, creating working capital deficits. The net loss for 2000 is attributable to the decline in call accounting revenues, extraordinary expenses due to certain ongoing discontinued operations matters, the Company's high interest expenses due to its previous inability to negotiate a more favorable line of credit and to the Company's decision to expense all research and development costs, a decision representing a major change from the Company's financial reporting over the past fifteen years.

         The Company's business and products may be significantly influenced by the constantly changing body of regulations and laws which require that certain standards be met and impose liability for the failure to comply with such standards. The Company endeavors to assure compliance with regulatory laws and regulations and strives to comply with regulations and laws in the changing telecommunications industry, but there can be no assurance that the Company's products, operations, activities or historical operations will not result in civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company.

         The Company's future operating results depend in large part, at its current level of operation, upon its ability to retain and attract qualified engineering, technical, sales, support, and production personnel for its operations. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such personnel could have a material adverse affect on the Company's business and results of operation.


                      (THIS SPACE INTENTIONALLY LEFT BLANK)

         The Company's success will depend in significant part upon the continued contributions of its officers and key personnel, many of who would be difficult to replace. The loss of any key employee could have a material adverse affect on the business, financial condition and results of operations of the Company.

Item 7.Financial Statements and Supplementary Data.

         The following constitutes a list of Financial Statements and related notes as required in Part II of this report.

                  Independent Auditors' Report.
                  Consolidated Balance Sheet as of December 31, 2000. Consolidated Statement of Operations for the years ended
                           December 31, 2000 and 1999.
                  Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2000 and 1999. Consolidated Statement of Cash Flows for the years ended
                           December 31, 2000 and 1999.
                  Notes to Consolidated Financial Statements for the years ended December 31, 2000 and 1999.


                                                                TELS CORPORATION
                                                      Consolidated Balance Sheet

                                                               December 31, 2000
- --------------------------------------------------------------------------------



              Assets
              ------

Current asset:
     Cash and cash equivalents                               $           45,076
     Accounts receivable, net                                           302,478
     Inventories, net                                                   151,942
     Prepaid expenses                                                    25,152
                                                             ------------------

                  Total current assets                                  524,648

Property and equipment, net                                             380,609
Cash surrender value of life insurance                                   98,995
Other assets                                                              7,500
                                                             ------------------

                                                             $        1,011,752
                                                             ------------------

- --------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                        $          188,709
     Accrued expenses                                                   268,576
     Note payable                                                       149,510
     Notes payable - related parties                                    272,660
     Current portion of long-term debt                                   24,764
     Deferred income                                                    118,543
                                                             ------------------

                  Total current liabilities                           1,022,762

Long-term debt                                                          687,262
                                                             ------------------

                  Total liabilities                                   1,710,024
                                                             ------------------

Commitments and contingencies                                                -

Stockholders' deficit:
     Common stock, $.02 par value, authorized
      50,000,000 shares; issued and
      outstanding 4,191,819 shares                                       83,835
     Additional paid-in capital                                       4,318,741
     Accumulated deficit                                             (5,036,848)
     Deferred compensation                                              (64,000)
                                                             ------------------

                  Total stockholders' deficit                          (698,272)
                                                             ------------------

                                                             $        1,011,752
                                                             ------------------

- --------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                             F-3



                                                                                          TELS CORPORATION
                                                                      Consolidated Statement of Operations

                                                                                  Years Ended December 31,
- ----------------------------------------------------------------------------------------------------------

                                                                              2000              1999
                                                                       -----------------------------------

Net sales                                                              $       2,557,755   $     3,010,025
Cost of goods sold                                                               536,749           739,780
                                                                       -----------------------------------

                  Gross profit                                                 2,021,006         2,270,245

Operating expenses:
     Selling, general and administrative expenses                              1,833,737         2,416,398
     Research and development expenses                                           159,224           153,108
                                                                       -----------------------------------

                  Income (loss) from operations                                   28,045          (299,261)
                                                                       -----------------------------------

Other income (expense):
     Interest income                                                               1,366                 -
     Interest expense                                                           (146,598)          (80,211)
     Other, net                                                                   18,853           (69,891)
                                                                       -----------------------------------

                                                                                (126,379)         (150,102)
                                                                       -----------------------------------

                  Loss before benefit for income taxes
                  and discontinued operations                                    (98,334)         (449,363)

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

                  Loss before discontinued operations                            (98,334)         (449,363)
                                                                       -----------------------------------

Discontinued operations:
     Loss from operations, net of income tax
       benefit of $14,000 in 2000                                                (29,786)         (669,022)
     Gain from disposal, net of income tax
       expense of $14,000 in 2000                                                 29,355                 -
                                                                       -----------------------------------

                                                                                    (431)         (669,022)
                                                                       -----------------------------------

                  Net loss                                             $         (98,765)  $    (1,118,385)
                                                                       -----------------------------------

Loss per share - basic and diluted:
     Continuing operations                                             $            (.02)  $          (.12)
     Discontinued operations                                                        (.00)  $          (.17)
                                                                       -----------------------------------

                                                                       $            (.02)  $          (.29)
                                                                       -----------------------------------

Weighted average shares - basic and diluted                                    4,012,000         3,892,000
                                                                       -----------------------------------

- ----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4

                                                                TELS CORPORATION
                                 Consolidated Statement of Stockholders' Deficit

                                          Years Ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


                                                 Common Stock            Additional                                    Stockholders'
                                          ---------------------------      Paid-in         Accumulated     Deferred        Equity
                                              Shares         Amount        Capital           Deficit      Compensation   (Deficit)
                                          ------------------------------------------------------------------------------------------

Balance, January 1, 1999                      3,891,819   $    77,835   $  4,226,532    $  (3,819,698)    $          -  $   484,669

Grant of stock options                                -             -          2,209                -                -        2,209

Net loss                                              -             -              -       (1,118,385)               -   (1,118,385)
                                          ------------------------------------------------------------------------------------------

Balance, December 31, 1999                    3,891,819        77,835      4,228,741       (4,938,083)               -     (631,507)

Stock bonus                                     300,000         6,000         90,000                -          (96,000)           -

Amortization of deferred compensation                 -             -              -                -           32,000       32,000

Net loss                                              -             -              -          (98,765)               -      (98,765)
                                          ------------------------------------------------------------------------------------------

Balance, December 31, 2000                    4,191,819   $    83,835   $  4,318,741    $  (5,036,848)    $    (64,000) $  (698,272)
                                          ------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements
                                                                                                                                 F-5




                                                                                          TELS CORPORATION

                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
- ----------------------------------------------------------------------------------------------------------



                                                                                2000            1999
                                                                           -------------------------------

Cash flows from operating activities:
     Net loss                                                              $       (98,765)  $  (1,118,385)
     Loss from discontinued operations                                                 431         669,022
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Non-cash compensation for services and
           use of equipment                                                         56,987               -
         Provision for losses on inventory                                           1,686               -
         Provision for losses on accounts receivable                                (7,172)              -
         Depreciation and amortization                                             149,035         234,343
         Loss on disposal of assets                                                      -           2,868
         Stock compensation                                                         32,000           2,209
         (Increase) decrease in:
              Accounts receivable                                                   31,982         124,243
              Inventories                                                          (20,207)         76,363
              Prepaid expenses                                                      55,833          71,165
              Other assets                                                           1,019          84,293
         Increase (decrease) in:
              Accounts payable                                                     (91,569)        124,903
              Accrued expenses                                                     (31,922)         67,356
              Deferred income                                                      (27,193)         26,284
                                                                           -------------------------------

         Net cash provided by continuing operations                                 52,145         364,664
         Net cash used in discontinued operations                                        -        (208,881)
                                                                           -------------------------------

                  Net cash provided by
                  operating activities                                              52,145         155,783
                                                                           -------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                           (12,471)        (25,905)
     Decrease in cash surrender of life insurance                                    8,965               -
     Software development costs                                                          -        (102,911)
                                                                           -------------------------------

         Net cash used in continuing operations                                     (3,506)       (128,816)
         Net cash provided by (used in) discontinued operations                         10            (812)
                                                                           -------------------------------

                  Net cash used in
                  investing activities                                              (3,496)       (129,628)
                                                                           -------------------------------


- ----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-6




                                                                                          TELS CORPORATION

                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

- ----------------------------------------------------------------------------------------------------------



                                                                                2000            1999
                                                                           -------------------------------

Cash flows from financing activities:
     (Decrease) increase in cash overdraft                                         (22,252)         22,252
     Net decrease in note payable                                                 (101,943)        (16,225)
     Payments on long-term debt                                                    (18,895)        (37,416)
     Proceeds from issuance of notes payable - related party                       136,050          79,623
                                                                           -------------------------------

         Net cash (used in) provided by continuing operations                       (7,040)         48,234
         Net cash used in discontinued operations                                        -        (134,248)
                                                                           -------------------------------


                  Net cash provided by (used in)
                  financing activities                                              (7,040)        (86,014)
                                                                           -------------------------------

                  Net increase (decrease) in cash                                   41,609         (59,859)

Cash at beginning of year                                                            3,467          63,326
                                                                           -------------------------------

Cash at end of year                                                        $        45,076   $       3,467
                                                                           -------------------------------


Supplemental disclosure of cash flow information:                                  2000            1999
                                                                           -------------------------------

Cash paid during the year for:
     Interest                                                              $       163,000   $     118,000
                                                                           -------------------------------

     Income taxes                                                          $           100   $       4,800
                                                                           -------------------------------



- ----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-9


                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------


1.   Organization        Organization
     and                 TELS Corporation and its wholly-owned  subsidiaries TEL
     Significant         Electronics,  Inc., DJ GunTEL, Inc., Medtech, Inc., and
     Accounting          Micromega    Corporation   (the   Company),    designs,
     Policies            manufactures  and  sells  telecommunications  and  call
                         accounting   products  to  hotels,   motels  and  small
                         businesses throughout the United States. During the year ended December 31, 1999, the Company discontinued the operations of Hash Tech, Inc. (see Note 17).
                         Discontinued operations consisted primarily of contract production and assembly services for computer and electronics companies located mainly in California.

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

                         Cash Surrender Value of Life Insurance
                         The Company accounts for the cash surrender value of life insurance policies held by recording the premiums paid for the policies less the mortality costs plus interest earned.


- --------------------------------------------------------------------------------
                                                                             F-9

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



1.   Organization        Revenue Recognition
     and                 Revenues were derived primarily from sales of telephone
     Significant         call accounting products.  Revenues are recorded at the
     Accounting          time  of  shipment  of  products  or   performance   of
     Policies            services.   Revenues   from   service   contracts   are
     Continued           recognized in earnings over the terms of the contract.

                         Advertising
                         Advertising costs are expensed as incurred. Advertising expense totaled $38,345 and $80,604 for the years ended December 31, 2000 and 1999, respectively.

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

                         Impairment of Long-Lived Assets
                         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                         Earnings (Loss) Per Common Share
                         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.


- --------------------------------------------------------------------------------
                                                                            F-11

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------


1.   Organization        Earnings (Loss) Per Common Share - Continued
     and                 The computation of diluted earnings per common share is
     Significant         based  on  the  weighted   average   number  of  shares
     Accounting          outstanding  during  the year,  plus the  common  stock
     Policies            equivalents that would arise from the exercise of stock
     Continued           options  outstanding,  using the treasury  stock method
                         and the average market price per share during the year.
                         Options to purchase 554,500 and 628,500 shares of common stock at prices ranging from $.13 to $1.59 per share were outstanding at December 31, 2000 and 1999, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.

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

                         The Company's customer base consists of businesses in the telecommunications and lodging industries. Although the Company is directly affected by the well-being of this industry, management does not believe significant credit risk exists at December 31, 2000.

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

                         Reclassifications
                         Certain amounts in the 1999 financial statements have been reclassified to conform with the current year presentation.

- --------------------------------------------------------------------------------
                                                                            F-13

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



2.   Going               At December 31, 2000, the Company has a working capital
     Concern             deficit,  a  stockholders'  deficit,  and has  incurred
                         losses during the years ended December 31, 2000 and 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         The Company's plan with respect to 2001 is to restructure debt, reduce operating expenses and increase lodging and general business call accounting sales. Failure to accomplish management's plan in 2001 and to generate positive operating cash flow could result in further erosion of the Company's financial condition and failure to meet its financial obligations. There is no assurance that the Company or management will be successful.


3.   Detail of           Additional  information regarding certain balance sheet
     Certain             accounts are presented below:
     Balance
     Sheet               Accounts Receivable
     Accounts            -------------------

                         Trade accounts receivable                   $  328,791
                         Less allowance for doubtful accounts           (26,313)
                                                                     -----------

                                                                     $  302,478
                                                                     -----------


                         Inventories
                         -----------
                         Finished goods                              $   35,725
                         Work-in-process                                 38,970
                         Raw materials                                   92,713
                        Reserve for obsolete inventory                  (15,466)
                                                                     -----------

                                                                     $  151,942
                                                                     ----------


- --------------------------------------------------------------------------------
                                                                            F-13

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------

3.   Detail of           Accrued Expenses
     Certain             ----------------
     Balance
     Sheet               Accrued vacation                           $    90,329
     Accounts            Payroll, payroll taxes and benefits             62,120
     Continued           Accrued interest                                38,741
                         Deposits                                        18,864
                         Other                                           58,522
                                                                    -----------

                                                                    $   268,576
                                                                    -----------

4.   Property            Property and equipment consists of the following:
     and
     Equipment           Land                                      $     35,380
                         Building and improvements                      488,037
                         Furniture and equipment                      1,448,787
                                                                   -------------

                                                                      1,972,204

                         Less accumulated depreciation
                            and amortization                         (1,591,595)
                                                                   -------------

                                                                   $     380,609
                                                                   -------------

                         Depreciation and amortization expense totaled $74,260 and $157,022 for the years ended December 31, 2000 and 1999, respectively.


5.   Note                The Company has a  revolving  line-of-credit  agreement
     Payable             with a financing institution. A maximum of $350,000 was
                         available under the line of credit at December 31, 2000. The loan bears interest at the greater of the institution's prime rate plus 2.75% (12.25% at December
                         31, 2000), or $4,000 per month and is due September 10, 2001. The loan is secured by all Company assets and is guaranteed by an officer. The Company is out of compliance with certain financial covenants related to the agreement. In addition, in accordance with the terms of the agreement, the Company may not declare or pay dividends or acquire any of its own stock. At
                         December 31, 2000, the balance due totaled $149,510.






- --------------------------------------------------------------------------------
                                                                            F-15

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------

6.   Notes
     Payable -
     Related
     Parties

                         Notes   payable-related   parties   consists   of   the
                         following:


                         Notes payable to officers, including
                         interest at 0% - 12%, due on demand,
                         secured by real property.                 $    197,660

                         Revolving line-of-credit agreement
                         with an officer of the Company to
                         borrow a maximum amount of $75,000 at
                         an interest rate of 15%. The line of
                         credit matures on September 28, 2001,
                         and is secured by real property.                75,000
                                                                   ------------

                                                                   $    272,660
                                                                   ------------


7.   Long-Term           Long-term debt consists of the following:
     Debt

                         Mortgage note payable to a bank in
                         monthly installments of $4,397,
                         including interest at 9.875%, final
                         payment of $377,033 due May, 2003;
                         secured by real property and
                         guaranteed by an officer.                 $    402,026

                         Note payable to an entity owned by
                         an officer (see note 17) due in
                         monthly installments of $7,393,
                         beginning April 1, 2001, with
                         interest at 12%.  The note is
                         unsecured.                                     310,000
                                                                   ------------

                                                                        712,026

                         Less current portion                           (24,764)
                                                                   -------------

                                                                   $    687,262
                                                                   -------------



- --------------------------------------------------------------------------------
                                                                            F-14

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



7.   Long-Term           Future maturities of long-term debt are as follows:
     Debt
     Continued
                         Years Ending December 31:                   Amount
                         -------------------------                  -------

                         2001                             $          24,764
                         2002                                        70,514
                         2003                                       442,567
                         2004                                        71,674
                         2005                                        80,764
                         Thereafter                                  21,743
                                                          -----------------

                                                          $         712,026
                                                          -----------------

8.   Income              The income tax  benefit  (provision)  differs  from the
     Taxes               amount computed at federal statutory rates as follows:

                                                   Years Ended
                                                    December 31,
                                         ----------------------------------
                                               2000             1999
                                         ----------------------------------

Income tax benefit (provision) at
  federal statutory rate                 $          33,000  $       148,000
State income tax                                     4,000           22,000
Other                                              (11,000)         (71,000)
Change in valuation allowance                      (26,000)         (99,000)
                                         ----------------------------------

                                         $               -  $            -
                                         ----------------------------------


- --------------------------------------------------------------------------------
                                                                            F-15

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



8.   Income              Deferred tax assets  (liabilities) are comprised of the
     Taxes               following:
     Continued
                         Depreciation                              $    (60,000)
                         Deferred revenue                                40,000
                         General business tax credits                    92,000
                         Non-deductible accruals                         50,000
                         NOL carryforwards                            1,307,000
                                                                   ------------

                                                                      1,429,000

                         Valuation allowance                         (1,429,000)
                                                                   ------------

                                                                   $         -
                                                                   -------------

                         As of December 31, 2000, the Company has net operating loss carry forwards (NOL) and general business tax credit carry forwards (GB) for federal income tax purposes which expire as follows:


                         Expiration Date          NOL                 GB
                         ----------------------------------------------------

                         2001               $    380,000        $     6,000
                         2002                          -             14,000
                         2003                          -             24,000
                         2004                          -             20,000
                         2005                     60,000                  -
                         2006                          -             11,000
                         2007                      6,000             11,000
                         2008                    648,000                  -
                         2010                    151,000                  -
                         2011                    638,000                  -
                         2018                    840,000                  -
                         2019                    927,000                  -
                         2020                          -                  -
                         2021                     94,000              6,000
                                            ---------------------------------

                                            $  3,744,000        $    92,000
                                            ---------------------------------



- --------------------------------------------------------------------------------
                                                                            F-18

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



8.   Income              A valuation allowance has been established that offsets
     Taxes               the net  deferred tax asset due to the  uncertainty  of
     Continued           realization  caused by the Company's  recurring losses,
                         working capital deficiency and accumulated deficit.






9.   Capital Stock       The Company has established a series of preferred stock
                         with a total of 10,000,000 authorized shares and a par value of $1, and one series of common stock with a par value of $.02 and a total of 50,000,000 authorized shares.




10.  Stock Option        Stock Option and Bonus Plans
     Plans               On June 7, 1993,  the Board of  Directors  approved the
                         1993 TELS  Corporation  Stock Option and Incentive Plan
                         (the 1993 Plan) which replaced the Company's 1984 Stock
                         Option and Bonus Plan (the 1984 Plan).  The Company had
                         reserved  1,237,500  shares  of its  common  stock  for
                         issuance under the 1984 Plan, of which 464,000 remained
                         available  for  grant.  The  Company  will not make any
                         further  grants  under  the 1984  Plan.  Under the 1993
                         plan, as amended on June 6, 1994, the maximum number of
                         shares  issuable  to  employees,   non  employees,  and
                         consultants totals 2,000,000 shares. The exercise price
                         of  options  granted  is not less than the fair  market
                         value  on  the  date  of  grant  as  determined  by the
                         Compensation  Committee  (Committee)  appointed  by the
                         Board of Directors. The options become exercisable over
                         a  three-year   period,   in  equal  annual  increments
                         beginning one year after the date of grant, and expire ten years after the date of grant.

                         On June 6, 1994, the Board of Directors also approved the TELS Corporation 1994 Outside Directors Stock Option Plan (the Director Plan) for which 500,000 shares of the Company's common stock have been reserved. Under the Director Plan, non-employee directors may be granted stock options pursuant to an automatic and nondiscretionary grant mechanism. Options granted under this plan fully vest upon the six month anniversary of receipt and may be exercised at any time during the period beginning six months after the date of grant, and ending ten years after the date of grant. The exercise price of the options granted is the fair market value on the date of grant.



- --------------------------------------------------------------------------------
                                                                            F-17

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



10.  Stock Option        Information regarding the Option Plans is as follows:
     Plans
     Continued
                                              Number of      Option Price
                                               Options        Per Share
                                          ---------------------------------

Outstanding at January 1, 1999                      597,250  $   .45 - 1.59
     Granted                                         50,000             .14
     Exercised                                            -               -
     Expired                                        (18,750)            .45
                                          ---------------------------------

Outstanding at December 31, 1999                    628,500      .14 - 1.59
     Granted                                        255,000               -
     Exercised                                            -               -
     Forfeited                                     (329,000)     .13 - 1.59
     Expired                                              -               -
                                          ---------------------------------

Outstanding at December 31, 2000                    554,500  $   .13 - 1.11
                                          ---------------------------------



                         Options exercisable and available for future grant are as follows:


                                                    December 31,
                                                2000             1999
                                          ---------------------------------

Options exercisable                                 324,500         613,496
Options available for grant                       2,616,651       2,542,651



- --------------------------------------------------------------------------------
                                                                            F-19

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



11.  Stock-Based         The Company has adopted the disclosure-only  provisions
     Compensation        of Statement of Financial  Accounting  Standards (SFAS)
                         No.  123,  Accounting  for  Stock-Based   Compensation.
                         Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    Years Ended
                                                    December 31,
                                          ---------------------------------
                                                2000             1999
                                          ---------------------------------

Net loss - as reported                    $         (98,765   $     (1,118,385)
Net loss - pro forma                      $        (119,036   $     (1,121,640)
Loss per share - as reported              $            (.02)  $           (.29)
Loss per share - pro forma                $            (.03)  $           (.29)
                                          ------------------------------------

                         The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                     Years Ended
                                                    December 31,
                                          ---------------------------------
                                                2000             1999
                                          ---------------------------------

Expected dividend yield                   $              -    $          -
Expected stock price volatility                        116%            114%
Risk-free interest rate                                  6%              5%
Expected life of options                           10 years        10 years
                                          ---------------------------------


- --------------------------------------------------------------------------------
                                                                            F-20

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



11. Stock-Based          The following table summarizes  information about stock
     Compensation        options outstanding at December 31, 2000:
     Continued

                  Number         Weighted     Weighted     Number     Weighted
   Range of   Outstanding at     Average      Average  Exercisable at  Average
   Exercise    December 31,     Remaining     Exercise  December 31,  Exercise
    Prices         2000      Contractual Life  Price        2000        Price
- -------------------------------------------------------------------------------

$0.13 to $0.14    440,000     6.08 years      $   0.13     210,000    $  0.13
$0.45 to $0.60     34,500     4.93 years      $   0.55      34,500    $  0.55
$0.86 to $1.11     80,000     4.84 years      $   1.14      80,000       1.14
                  -------                                  -------

                  554,500                     $   0.30     324,500    $  0.42
                  -------                                  -------

                         The weighted average fair value of options issued during 2000 was $.10.


12.  Supplemental        During the year ended December 31, 2000, the Company:
     Disclosure of
     Cash Flow           o  During  the year ended  December  31,  2000,  HTI, a
     Information            company  with  net   liabilities,   was  sold  to  a
                            shareholder. Prior to the sale the company increased its investment in HTI by $354,426 in exchange for a note payable of $310,000 and accounts receivable of $44,426.

                         o  Issued  300,000 shares of stock valued at $96,000 to
                            an   officer   as    compensation    and    deferred
                            compensation.

                         o Issued a note payable to an officer for $16,042 in exchange for services.

                         o Issued a note payable to an officer for $15,945 in exchange for the use of equipment.

                         o Sold its investment in HTI for $10 to an entity owned by an officer of the Company.

                         o Issued a note payable to an officer for $25,000 in exchange for the officer's personal guarantee of debt.



- --------------------------------------------------------------------------------
                                                                            F-21

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



13.  Employees'          The Company has an employee  401(k) profit sharing plan
     Profit Sharing      covering  substantially all employees who have attained
     Plan                age 21 with  service in excess of six months.  The plan
                         provides for Company contributions at the discretion of the Board of Directors. Company contributions begin vesting after the first full year in which eligible employees complete 501 hours of service, with full vesting occurring after seven years. No contributions were made to the plan during the years ended December
                         31, 2000 and 1999.


14.  Commitments         Leases
     and                 The Company  leases  office space and  equipment  under
     Contingencies       noncancelable operating lease agreements.  Rent expense
                         was approximately $199,000 and $123,000 for the years ended December 31, 2000 and 1999, respectively.

                         Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are as follows:


                         Years Ending December 31:                  Amount
                         -------------------------              ----------------

                               2001                             $        233,526
                               2002                                      234,305
                               2003                                      150,912
                                                                ----------------

                         Total minimum lease payments           $        618,743
                                                                ----------------

                         The   Company    subleases   office   space   under   a
                         noncancelable sublease. Future minimum lease payments to be received are as follows:

                         Years Ending December 31:                  Amount
                         -------------------------              ----------------

                               2001                              $       214,963
                               2002                                      226,368
                               2003                                      150,912
                                                                 ---------------

                                                                 $       592,243
                                                                 ---------------



- --------------------------------------------------------------------------------
                                                                            F-22

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------

14.  Commitments         Employment And Bonus Agreements
     and                 The Company has entered  into an  employment  agreement
     Contingencies       with an  officer/shareholder  that expires December 31,
     Continued           2003.  The  agreement is  automatically  extended  each
                         December for one additional  year,  unless either party
                         gives written notice 6 months in advance of the renewal
                         date. The agreement provides the officer with an annual
                         base salary,  business expense  reimbursement,  certain
                         employee benefits or equivalent compensation,  vacation
                         and paid holidays, office space and eligibility for: 1)
                         bonuses; 2) other benefit programs which may be offered
                         by  the  Company  to  its  employees;  3)  a  lump  sum
                         termination  payment  ranging  from 100% to 299% of the
                         officer/shareholder's   gross   income   for  the  year
                         preceding    termination.     In    the    event    the
                         officer/shareholder is terminated for other than cause,
                         the officer/shareholder will be entitled to receive all
                         or part of the items noted above; including a bonus, if
                         paid  in  the  year  preceding  termination,   for  the
                         remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/shareholder must be approved by a majority of the directors of the Company.

                         During the year ended December 31, 2000, the Company paid the officer/shareholder a stock bonus of 300,000 shares of the Company's common stock. This bonus vests over three years, beginning in 2000, and requires the Company to pay the officer/shareholder cash amounts of $20,000 per year through 2002 to offset tax liabilities associated with the stock bonus.

                         Litigation
                         The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is currently aware of certain items involving potential litigation with a former employee, but does not believe such claims could have a material adverse affect on its financial position. No amounts have been accrued in the accompanying consolidated financial statements related to litigation.



- --------------------------------------------------------------------------------
                                                                            F-18

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------



15.  Fair Value of       The Company's  financial  instruments  consist of cash,
     Financial           receivables,  payables, and notes payable. The carrying
     Instruments         amount of cash, receivables,  and payables approximates
                         fair value  because of the short-  term nature of these
                         items.   The   carrying   amount   of   notes   payable
                         approximates fair value as the individual borrowings bear interest at market interest rates.


16.  Recent              In June 1999, the FASB issued SFAS No. 137, "Accounting
     Accounting          for  Derivative  Instruments  and Hedging  Activities -
     Pronounce-          Deferral of the  Effective  date of FASB  Statement No.
     ments               133." SFAS 133  establishes  accounting  and  reporting
                         standards  for  derivative   instruments  and  requires
                         recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS
                         133 will not have any material effect on the financial statements of the Company.

                         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.


17.  Discontinued        During the year ended  December 31, 1999,  in an effort
     Operations          to increase cash flow and reduce expenses,  the Company
                         discontinued  the Hash Tech,  Inc. (HTI) segment of its
                         operations,  which provided contract  manufacturing and
                         assembly services to the Company. On September 7, 2000,
                         the Company sold HTI, a company  with net  liabilities,
                         to   shareholder.   Prior  to  the  sale,  the  Company
                         increased its investment in HTI by $354,426 in exchange for a note payable of $310,000 and accounts receivable of $44,426.





- --------------------------------------------------------------------------------
                                                                            F-19

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

- --------------------------------------------------------------------------------


17.  Discontinued        Condensed discontinued operations are as follows:
     Operations
     Continued
                                              Years Ended December 31,
                                         ----------------------------------
                                               2000             1999
                                         ----------------------------------

Revenue                                  $               -   $    1,186,113
Costs and expenses                                  43,786        1,849,135
                                         ----------------------------------

Net loss before income taxes                       (43,786)        (663,022)
Income taxes                                        14,000           (6,000)
                                         ----------------------------------

Net loss                                 $         (29,786)  $     (669,022)
                                         ----------------------------------





- --------------------------------------------------------------------------------
                                                                            F-20

Item 8. Disagreements on Accounting and Financial Disclosures.  - None.
- --------------------------------------------------------------

















                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
Compliance With Section 16(a) of the Exchange Act
- --------------------------------------------------------------------------------

         Information regarding directors and officers of the Company is incorporated by reference from "Information Relating to Directors, Nominees, Executive Officers, Promoters, and Control Persons" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 4, 2001.

         Information required by item 401 and 405 of Regulation S-B is incorporated by reference from "Compliance with section 16(a) of the Securities Exchange Act of 1934" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 4, 2001.

Item 10.  Executive Compensation

         Information regarding this item is incorporated by reference from "Executive Compensation" in the 2000 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 4, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 4, 2001.

Item 12.  Certain Relationships and Related Transactions

         Information regarding this item is incorporated by reference from "Certain Transactions" in the 2001 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 4, 2001.










                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

   (a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

     1. Financial Statements - Included in Part II, Report on Audit of Financial
        --------------------
        Statements.
       Independent Auditors' Report.
       Consolidated Balance Sheet as of December 31, 2000.
       Consolidated Statement of Operations for years ended December 31, 2000 and 1999. Consolidated Statement of Stockholders' Deficit for the years ended December 31,
              2000 and 1999.
       Consolidated Statement of Cash Flows for years ended December 31, 2000 and 1999. Notes to Consolidated Financial Statement for years ended December 31, 2000 and 1999.

     2. Financial Statement Schedules - None.  Schedules are omitted because of
        -----------------------------
     the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

     3. Exhibits - Exhibit number and description

     3.1 Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, incorporated herein by this reference.

     3.2 By-laws, as amended, filed as Exhibit 3.2 to the Company's Registration Statement on form S-18, SEC File No. 2-93915-D, and incorporated herein by this reference.

     3.3 Certificate of Amendment of TEL electronics, inc. dated July 28, 1987, changing the corporation name from Tel Electronics Inc. to TEL electronics, inc., filed as exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1988, incorporated herein by this reference.

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

     10.1 1984 Executive Stock bonus Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, incorporated herein by this reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued
- --------------------------------------------------------------------------------

     10.2 1984 Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, incorporated herein by this reference.

     10.3 Form of 1984 Incentive Stock Option Agreement filed as Exhibit 10.3 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, incorporated herein by this reference.

     10.4 1984 Non-Qualified Stock Option Plan filed as Exhibit 10.4 to the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D, incorporated herein by this reference.

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

     10.11 Employment Agreement between the Company and Stephen M. Nelson dated March 1, 1994, filed as exhibit to the Company's 1994, form 10-K, incorporated herein by reference.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued
- --------------------------------------------------------------------------------

     21. Wholly-owned Operating Subsidiaries of TELS Corporation: TEL electronics, inc.

     23.1 Consent of Certifying Accountant filed as Exhibit 23.1 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     23.2 Consent of Certifying Accountant filed as Exhibit 23.2 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     23.3 Consent of Certifying Accountant filed as Exhibit 23.3 in connection to the Company's Registration Statements on Form S-8, SEC File No.'s 333-17149, 333-17163, and 333-17169, effective December 2, 1996 and incorporated herein by reference.

     27.1 Article 5 Financial Data Schedule for year ended December 31, 2000, Form 10-KSB.

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


                                                TELS Corporation
                                                ---------------------
                                                (Registrant)

     March 31, 2001                             By:/s/
     --------------                             ------------------------
       Date                                     John L. Gunter, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board of Directors, President  March 31, 2000 /s/_______________
and CEO (Principal Executive Officer)                         John L. Gunter

Director, Secretary, Treasurer                 March 31, 2000 /s/_______________
                                                              P. Diane Gunter

Principal Accounting Officer                   March 31, 2000 /s/_______________
                                                              Kristie Hall