Form 10QSB
period 2001-03-31
TELS CORP
filed 2001-05-15
CIK 756767

1


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                                        -


                           Commission File No. 0-12993



                                TELS Corporation
        (Exact name of small business issuer as specified in its charter)



Utah                                                       87-0373840
-------------------------------------------            ------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)



705 East Main Street, American Fork, Utah                     84003
-----------------------------------------              ------------------
(Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (801) 756-9606
                                 ---------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                        YES    X                  NO ______
                                           --------



The Issuer had outstanding 4,191,819 shares of common stock on May 1, 2001.



                                TELS Corporation


                                      INDEX


PART I. FINANCIAL INFORMATION                                                                 Page
                                                                                              ----


          Consolidated Balance Sheets -- March 31, 2001 (Unaudited) and
                  December 31, 2000                                                             3

          Consolidated Statements of Operations -- Three Months Ended
                  March 31, 2001 and 2000 (Unaudited)                                           4

          Consolidated Statements of Cash Flows -- Three Months Ended
                  March 31, 2001 and 2000 (Unaudited)                                           5

          Notes to Consolidated Financial Statements (Unaudited)                                6

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          7,8


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                                             9


SIGNATURES                                                                                      9






                                TELS Corporation

                      Condensed Consolidated Balance Sheets


                                                                                   March 31,        December 31,
                                                                                       2001                2000
                                     Assets                                      (Unaudited)            Audited
                                     ------                                      ----------             -------

Current Assets
         Cash and cash equivalents                                           $       3,322     $       45,076
         Accounts receivable, net                                                  304,316            302,478
         Inventories, net                                                          137,937            151,942
         Prepaid expenses                                                           16,860             25,152
                                                                              ------------       -------------

                  Total current assets                                             462,435            524,648

Property, plant and equipment, net                                                 364,033            380,609
Cash surrender value of life insurance                                             105,967             98,995
Other assets                                                                         7,500              7,500
                                                                              -------------        ------------

                                                                             $     939,935        $  1,011,752
                                                                              =============        ============


                  Liabilities and Stockholders' Deficit

Current Liabilities
         Accounts payable                                                    $     128,354        $    188,709
         Accrued expenses                                                          250,500             268,576
         Note payable                                                              128,457             149,510
         Note payable - related parties                                            272,660             272,660
         Current portion of long-term debt                                          70,559              24,764
         Deferred Income                                                           126,024             118,543
                                                                                -----------         -----------

                  Total current liabilities                                        976,554           1,022,762

Long-term debt, excluding current installments                                     636,973             687,262
                                                                                -----------         -----------

                  Total liabilities                                              1,613,527           1,710,024
                                                                                -----------         -----------

Stockholders' deficit
         Common stock, $.02 par value.  Authorized 50,000,000 shares;
              issued and outstanding 4,191,819 shares                               83,835              83,835
         Additional paid-in capital                                              4,318,741           4,318,741
         Accumulated deficit                                                    (5,020,168)         (5,036,848)
         Deferred compensation                                                     (56,000)            (64,000)
                                                                              --------------    ---------------

                  Total stockholders' deficit                                     (673,592)           (698,272)
                                                                              --------------    ---------------

                                                                              $    939,935        $  1,011,752
                                                                              ============        ============


                               See accompanying notes to condensed consolidated financial statements.



                                TELS Corporation

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                          Three months ended
                                                                              March  31,
                                                                     ---------------------------


                                                                            2001          2000
                                                                            ----          ----

Net sales                                                            $   563,142    $    613,080

Cost of goods sold                                                       103,790         143,244
                                                                     -----------     -----------

         Gross profit                                                    459,352         469,836


Research and development expenses                                         18,165          24,282


Selling, general and administrative expenses                             382,808         419,233
                                                                      ----------     -----------

         Operating income                                                 58,379          26,321
                                                                     -----------    ------------

Other income (expenses):
         Interest expense                                                (41,724)        (22,069)
         Other income                                                         25           3,492
                                                                  --------------    ------------

         Other expense, net                                              (41,699)        (18,577)
                                                                     -----------    ------------

         Income before income
         tax (provision)  benefit                                         16,680           7,744


Income tax (provision) benefit                                               -              (100)
                                                                 ---------------    ------------

Income from continuing operations                                         16,680           7,644
Loss from discontinued operations                                            -           (13,284)
                                                                 ---------------    ------------

         Net (loss) income                                           $    16,680   $      (5,640)
                                                                 ===============   =============




Basic and diluted net (loss) earnings per common share           $          0.00   $       (0.00)
                                                                 ===============   =============

Weighted average shares - basic and diluted                            4,191,819       3,891,819
                                                                    ------------    ------------





                 See accompanying notes to condensed consolidated financial statements



                                TELS Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                               Three months ended

                                                                                            March 31,
                                                                                            --------

                                                                                      2001             2000
                                                                                      ----             ----
Cash flows from operating activities:
      Net income  (loss)                                                         $   16,680         $  (5,640)
      Income (loss) from discontinued operations                                        -              13,284
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
              Depreciation and Amortization                                          16,576            16,531
              Provision for losses on accounts receivable                             5,350              -

              Deferred compensation                                                   8,000              -

              (Increase) Decrease in:
                   Accounts Receivable                                               (7,188)          100,116
                   Inventories                                                       14,005             3,305

                   Prepaid Expenses                                                   8,292           (16,497)
              Increase (Decrease) in:
                   Accounts Payable                                                 (60,355)          (33,163)
                   Accrued Expenses                                                 (18,076)          (31,711)
                   Deferred Income                                                    7,481            (6,043)
                                                                                 -----------       ----------

                   Net cash (used in) provided by operating activities               (9,235)           40,182
                                                                                ------------       ----------

Cash flows from investing activities:
      Software development costs                                                        -             (19,443)
      Increase in cash surrender value of life insurance                             (6,972)           (5,000)
      Capital expenditures                                                          -                     (81)
                                                                                ------------      ------------


                    Net cash used in investing activities                           (6,972)           (24,524)
                                                                                ------------       -----------

Cash flows from financing activities:
      Cash overdraft                                                                    -              39,583
      Payments on short- and long-term debt                                         (25,547)         (107,138)
      Principle borrowings on short- and long-term debt                                 -              50,000
                                                                               -------------      ------------

                   Net cash used in financing activities                            (25,547)          (17,555)
                                                                               -------------     -------------

Net decrease in cash                                                               (41,754)           (1,897)
Cash at beginning of quarter                                                         45,076             3,467
                                                                               ------------      -------------

Cash at end of quarter                                                         $      3,322      $      1,570
                                                                               =============     =============


Supplemental disclosures of cash flow information: Cash paid during the quarter for:
          Interest                                                             $     37,837      $     22,068
                                                                               =============     =============

          Income taxes                                                         $        -        $         -
                                                                               =============     =============


                  See accompanying notes to condensed consolidated financial statements

                                TELS Corporation


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements

          The financial statements for the three months ended March 31, 2001 and 2000, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for years ended December 31, 2000 and 1999 included in the Company's 2000 Annual Report to the Securities and Exchange Commission on Form 10-KSB. Results for the three months ended March 31, 2001, are not necessarily indicative of results for the year ending December 31, 2001.

2.    Earnings Per Share

          Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents including options or warrants to issue common stock were exercised into common stock. Stock options for 512,500 shares and 628,500 shares were outstanding at March 31, 2001 and 2000, respectively. Common stock equivalents are not included in diluted earnings per share when their effect is anti-dilutive. The weighted average number of outstanding common and common equivalent shares used in computations were 4,191,819 for the three months ended March 31, 2001, and 3,891,819 for the three months ended March 31, 2000.

3.    Inventories

          Inventories at March 31, 2001 and December 31, 2000 consisted of the following:

                                                                        2000              2001
                                                                   ------------      ------------

          Finished goods                                             $    26,570      $    35,725
          Work-in-process                                                 56,108           38,970

          Raw material and supplies                                       70,725           92,713
          Reserve for obsolete inventory                                 (15,466)         (15,466)
                                                                     ------------     ------------
                                                                      $  137,937      $   151,942
                                                                     ============     ============


4.    Impact of Recently Issued Accounting Standards
      -----------------------------------------------

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

                                TELS Corporation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following Management Discussion and Analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others: (i) results of operations (including expected changes in Company gross profit margin and selling, general and administrative expenses); (ii) the Company's business strategy for increasing sales; (iii) the Company's strategy to increase its size and customer base; (iv) the Company's ability to successfully increase its size through acquisition/merger activity; and (v) the Company's ability to distinguish itself from its current and future competitors.

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) delays in the release of new products or new versions of existing products; (ii) shortage of reliable market data for the telephone call management market; (iii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iv) anticipated working capital or other cash requirements; (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.


         Results of operations for the three months ended March 31, 2001 compared to March 31, 2000

         Consolidated net sales during the first quarter of 2001 decreased $49,938, or 8%, to $563,142, when compared to $613,080 in net sales for the first quarter of 2000. The decrease in sales is due to a general economic slowdown adversely affecting the lodging industry and to the Company's inability to finance marketing and sales efforts at higher levels. No individual customer accounted for 10% or more of sales in the first quarter of 2001.

         Gross profit for the first quarter of 2001 decreased to $459,352, a decrease of $10,484, or 2%, compared to gross profit for the first quarter of 2000 of $469,836. Gross profit as a percentage of sales increased to 82% for the quarter, compared to 77% for the same period in 2000. Gross profits should continue at about 75% of sales.

         For the first quarter of 2001, research and development costs were $18,165, compared to $24,282 during the same period in 2000. Management believes ongoing research and development is necessary to stay up to date and take advantage of beneficial technology changes, but such efforts have been reduced for the near future.

         Selling, general and administrative ("SG&A") expenses decreased $36,425, or 9%, to $382,808 for the first quarter of 2001, when compared to $419,233 for the first quarter of 2000. As a percentage of net sales, SG&A expenses were 68% for the first quarter of 2001, the same as the first quarter of 2000.

         The Company reported income from continuing operations of $16,680 for the first quarter of 2001, compared to $7,644 for the same period in 2000. The Company reported net income of $16,680 or $0.00 per share for the first quarter of 2001 compared to a net loss of $(5,640), or $(.00) per share for the same period in 2000. Management believes incremental operational improvements should continue in 2001. However, the telecommunications industry is experiencing drastic changes and these changes, plus a downward trend in general economic conditions, could limit the Company's ability to meet sales projections. There can be no assurance that the Company will be able to generate a profitable level of sales.

                                TELS Corporation


Liquidity and Capital Resources

         As of March 31, 2001, the Company reported current assets of $462,435 and current liabilities of $976,554, resulting in a net working capital deficit of $(514,119). During the first quarter of 2001, the Company used $(9,235) in cash from operating activities, used $(6,972) in cash from investing activities and used $(25,547) in its financing activities.

         The Company restructured its line of credit with its current lender during 2000 and believes that it is in compliance with all current requirements of its line of credit financing agreement. This line comes up for renewal in September of 2001 and the Company will soon be seeking better terms for its future line through its current lender or through other lending institutions. The Company is making timely payments to its trade creditors. As of May 14, 2001, the Company has been able to make its deliveries on time and no orders have been canceled.

Outlook: Issues and Uncertainties

         The Company's sales of telephone call accounting systems in the first four months of 2001 have been somewhat below the 2000 level, due to the general economic slowdown that is adversely affecting the lodging industry, the Company's inability to finance some ongoing marketing and sales efforts at higher levels and what appears to be a slowdown in telephone call accounting sales, in general, as the market becomes more saturated. Despite the issues, operations continue to improve incrementally. Management of the Company believes progress will continue incrementally, subject to market and economic conditions.

         Failure to accomplish Management's objectives and plans to improve operations and generate positive operating cash flow in 2001 could result in further erosion of the Company's financial condition and failure to meet its financial obligations.

         In addition, Management will continue to seek strategic partnering possibilities to improve the Company's future prospects and to improve shareholder value in an expedient manner. Efforts to consummate a merger or to be acquired have been unsuccessful due to the Company's financial situation and its small and specialty niche market. The Company's Board of Directors believe that a reverse merger would best serve the interests of all of the Company's shareholders, in light of financial and operational difficulties, doubts about the Company's ability to continue as a going concern, and issues related to the activities of certain officers in providing guarantees and loans for the Company. Reverse merger efforts to date have been unsuccessful due to the complexities of such a process and due to change of control and other issues. To enter into a reverse merger, the Board must believe that Company shareholders will have a significantly better opportunity to realize increased value with a new company than with the Company as it is currently required to operate.

         The Board is now considering actions to establish the Company as a public shell, so that it would be poised and ready for acceptable reverse merger opportunities without change of control and other issues, and at the same time allow repayment to certain officers for their efforts in behalf of the Company. In such a process, the Company's operations, as conducted through its wholly-owned subsidiary, TEL electronics, inc., would be split off to certain officers and the public shell Company would be left with essentially no assets or liabilities. Since the Company would still be a reporting public company, it should attract much interest, and then the Board would seek to merge with a new company that could improve the Company's shareholder value in a more expedient manner. The Board will seek a "Fairness Opinion" from an independent third party that specializes in such areas, before such a merger would be effected, to assure that any such reverse merger would be fair to the minority shareholders from a financial point of view.

                                TELS Corporation

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

                 None.

(b)      Reports on Form 8-K:

                 No reports on form 8-K were filed in the first quarter of 2001.








                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELS Corporation

Dated:  May 14, 2001                        By:  /s/ John L. Gunter
--------------------                        ----------------------
                                            John L. Gunter
                                            Chairman and CEO


Dated:  May 14, 2001                        By:  /s/ P. Diane Gunter
--------------------                        ----------------------
                                            P. Diane Gunter
                                            Secretary, Treasurer


Dated:  May 14, 2001                        By:  /s/ Kristie Hall
--------------------                        ----------------------
                                            Kristie Hall
                                            Accountant