Form 10KSB/A
period 2000-12-31
TELS CORP
filed 2001-06-01
CIK 756767

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


                           Commission File No. 0-12993

                                TELS Corporation
                 (Name of small business issuer in its charter)

               UTAH                                        87-0373840
----------------------------------------              --------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

705 East Main Street, American Fork, Utah                     84003
--------------------------------------------         ----------------------
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

2000                        High      Low       1999           High       Low
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




                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

TELS CORPORATION
Consolidated Financial Statements
December 31, 2000 and 1999

                                                                TELS CORPORATION
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-2


Consolidated Balance Sheet                                               F-3


Consolidated Statement of Operations                                     F-4


Consolidated Statement of Stockholders' Deficit                          F-5


Consolidated Statement of Cash Flows                                     F-6


Notes to Consolidated Financial Statements                               F-8



--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of TELS Corporation


We have audited the accompanying consolidated balance sheet of TELS Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TELS Corporation as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has an accumulated deficit, a deficit in working capital and net losses in 2000 and 1999. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                              TANNER+CO.

Salt Lake City, Utah
March 9, 2001

                                                                TELS CORPORATION
                                                      Consolidated Balance Sheet

                                                               December 31, 2000
--------------------------------------------------------------------------------



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
                                                             ------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                             F-3



                                                                                          TELS CORPORATION
                                                                      Consolidated Statement of Operations

                                                                                  Years Ended December 31,
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

                                                                TELS CORPORATION
                                 Consolidated Statement of Stockholders' Deficit

                                          Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


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




                                                                                          TELS CORPORATION

                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
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


                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
                                                                             F-9

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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


--------------------------------------------------------------------------------
                                                                            F-11

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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

--------------------------------------------------------------------------------
                                                                            F-13

                                                                TELS CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

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
                                                                     ----------


--------------------------------------------------------------------------------
                                                                            F-13

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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






--------------------------------------------------------------------------------
                                                                            F-15

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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
                                                                   -------------



--------------------------------------------------------------------------------
                                                                            F-14

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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
                                         ----------------------------------


--------------------------------------------------------------------------------
                                                                            F-15

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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
                                            ---------------------------------



--------------------------------------------------------------------------------
                                                                            F-18

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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



--------------------------------------------------------------------------------
                                                                            F-17

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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



--------------------------------------------------------------------------------
                                                                            F-19

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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
Expected life of options                           10 years        10 years
                                          ---------------------------------


--------------------------------------------------------------------------------
                                                                            F-20

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11. Stock-Based          The following table summarizes  information about stock
     Compensation        options outstanding at December 31, 2000:
     Continued

                  Number         Weighted     Weighted     Number     Weighted
   Range of   Outstanding at     Average      Average  Exercisable at  Average
   Exercise    December 31,     Remaining     Exercise  December 31,  Exercise
    Prices         2000      Contractual Life  Price        2000        Price
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



--------------------------------------------------------------------------------
                                                                            F-21

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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
                                                                 ---------------



--------------------------------------------------------------------------------
                                                                            F-22

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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



--------------------------------------------------------------------------------
                                                                            F-18

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





--------------------------------------------------------------------------------
                                                                            F-19

                                                                TELS CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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
                                         ----------------------------------





--------------------------------------------------------------------------------
                                                                            F-20

Item 8. Disagreements on Accounting and Financial Disclosures.  - None.
--------------------------------------------------------------

















                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued
--------------------------------------------------------------------------------

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued
--------------------------------------------------------------------------------

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