Form 10QSB
period 2001-06-30
TELS CORP
filed 2001-08-14
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________


                           Commission File No. 0-12993
                                               -------


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

         Issuer's telephone number, including area code: (801) 756-9606
                                                         --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             YES   X                   NO
                                 -----



The Issuer had outstanding 4,191,819 shares of common stock on August 14, 2001.
                           ---------

                                TELS Corporation
                                ----------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION                                              Page


       Condensed Consolidated Balance Sheet -- June 30, 2001
             (Unaudited)                                                    3

       Condensed Consolidated Statement of Operations - Three-
             and Six Months Ended June 30, 2001 and 2000 (Unaudited)        4

       Condensed Consolidated Statement of Cash Flows -
             Six Months Ended June 30, 2001 and 2000 (Unaudited)            5

       Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                    6

       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8,9


PART II. OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                                 10

                                                                TELS CORPORATION
                                Condensed Consolidated Balance Sheet (Unaudited)

                                                                   June 30, 2001
--------------------------------------------------------------------------------

              Assets
              ------
Assets:
     Cash                                                       $            -
                                                                ----------------

                  Total assets                                  $            -
                                                                ----------------

--------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Liabilities:
     Net liabilities of discontinued operations                 $      682,376
                                                                ----------------

                  Total liabilities                                    682,376
                                                                ----------------

Commitments and contingencies                                                -

Stockholders' deficit:
     Common stock, $.02 par value.  Authorized 50,000,000
       shares; issued and outstanding 4,191,819 shares
     Additional paid-in capital                                         83,835
     Accumulated deficit                                             4,318,741
     Deferred compensation                                          (5,036,952)
                                                                       (48,000)
                                                                ----------------
                  Total stockholders' deficit
                                                                      (682,376)
                                                                ----------------
                  Total liabilities and stockholders'
                  deficit
                                                                $            -
                                                                ----------------

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      3

                                                                TELS CORPORATION

                      Condensed Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                        ---------------------------------------------------------------------
                                                2001              2000             2001            2000
                                        ---------------------------------------------------------------------
Net sales                                $               -  $             -  $             -  $            -
                                        ---------------------------------------------------------------------

         Income before
           income tax provision                          -                -                -               -
                                        ---------------------------------------------------------------------

Income tax provision                                     -                -                -               -
                                        ---------------------------------------------------------------------

         Income from
           continuing operations                         -                -                -               -
                                        ---------------------------------------------------------------------

Income (loss) from discontinued
operations, net of income taxes                    (16,784)          20,807             (104)         15,167
                                        ---------------------------------------------------------------------

     Net (loss) income                   $         (16,784) $        20,807  $          (104) $       15,167
                                        ---------------------------------------------------------------------

Net loss per share -
  basic and diluted                      $           (0.00) $         (0.01) $         (0.00) $         0.00
                                        ---------------------------------------------------------------------

Weighted average shares -
  basic and diluted                              4,191,819        3,891,819        4,191,819       3,891,819
                                        ---------------------------------------------------------------------

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      4

                                                                TELS CORPORATION
                      Condensed Consolidated Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                      --------------------------------------
                                                                               2001               2000
                                                                      --------------------------------------

Cash flows from operating activities:
     Net (loss) income                                                  $            (104) $         15,167
     Loss (income) from discontinued operations                                       104           (15,167)
                                                                      --------------------------------------

     Net cash provided by continuing operations                                         -                 -
     Net cash provided by discontinued operations                                  28,725           120,465
                                                                      --------------------------------------

                  Net cash provided by
                  operating activities                                             28,725           120,465
                                                                      --------------------------------------

Cash flows from investing activities:
     Net cash used in continuing operations                                             -                 -
     Net cash used in discontinued operations                                     (37,441)          (47,774)
                                                                      --------------------------------------

                  Net cash used in
                  investing activities                                            (37,441)          (47,774)
                                                                      --------------------------------------

Cash flows from financing activities:
     Net cash used in continuing operations                                                               -
     Net cash used in discontinued operations                                     (36,360)          (68,502)
                                                                      --------------------------------------

                  Net cash used in
                  financing activities                                            (36,360)          (68,502)
                                                                      --------------------------------------

Net (decrease) increase in cash                                                   (45,076)            4,189

Cash at beginning of period                                                        45,076             3,467
                                                                      --------------------------------------

Cash at end of period                                                   $               -  $          7,656
                                                                      --------------------------------------


Supplemental cash flow information:

During the six months ended June 30, 2001 and 2000, the Company issued notes payable totaling $70,608 and $25,000, respectively, for expenses due an officer. During the period ended June 30, 2000, the Company issued 300,000 shares of stock valued at $96,000 in exchange for future services to be earned over three years.



--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      5

                                                                TELS CORPORATION
                            Notes to Condensed Consolidated Financial Statements

                                                                   June 30, 2001
--------------------------------------------------------------------------------

1. Interim              The financial statements for the three months ended June
   Financial            30, 2001 and 2000, are unaudited.  However, the Company,
   Statements           in its  opinion,  has made all  adjustments  (consisting
                        only of normal recurring  accruals) necessary to present
                        fairly the financial position, results of operations and
                        cash  flows for the  periods  presented.  The  financial
                        statements   and  notes   thereto   should  be  read  in
                        conjunction with the financial statements and notes for the years ended December 31, 2000 and 1999, included in the Company's 2000 Annual Report to the Securities and
                        Exchange Commission on Form 10-KSB. The results for the three months and six months ended June 30, 2001, will not be indicative of results for the year ending
                        December 31, 2001.

2. Earnings Per         Basic  earnings  per  share  excludes  dilution  and  is
   Share                computed by dividing  net  earnings  available to common
                        stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. There were no stock options granted in 2001.

3. Discontinued         As of  June  30,  2001,  TELS  discontinued  all  of its
   Operations           existing    operations,    which    consisted   of   its
                        telecommunications  segment.  TELS had  discontinued its
                        Contract  Manufacturing  segment in 2000. Effective July
                        27,  2001,  TELS sold its  operations  to John and Diane
                        Gunter  in  exchange  for  their   assumption   of  TELS
                        liabilities.

--------------------------------------------------------------------------------
                                                                               6

                                                                TELS CORPORATION
                            Notes to Condensed Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3. Discontinued         Net liabilities  from discontinued operations consist of
   Operations           the following:
   Continued
                                                                     June 30,
                                                                       2001
                                                                     --------

                        Cash                                      $          -
                        Accounts receivable, net of allowance
                         for doubtful accounts of $34,619              290,380
                        Inventories                                    140,558
                        Prepaid expenses                                10,751
                        Property and equipment                       1,972,204
                        Less accumulated depreciation               (1,617,208)
                        Cash surrender value of life insurance         136,436
                        Other long-term assets                           7,500
                        Cash overdraft                                  (4,261)
                        Accounts payable                              (110,609)
                        Accrued expenses                              (213,603)
                        Notes payable                                 (518,545)
                        Notes payable - related parties               (645,638)
                        Deferred income                               (130,341)
                                                                  -------------
                                                                  $   (682,376)
                                                                  ============
                        Income from discontinued operations:


                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                      ------------------           -----------------
                                                      2001          2000           2001         2000
                                                      ----          ----           ----         ----

                        Sales                     $  536,621    $  711,274    $ 1,099,763   $ 1,324,354
                                                  ==========    ==========    ===========   ===========

                        Operating (loss) income   $  (16,784)   $   20,807    $      (104)  $    15,167
                                                  ==========    ==========    ===========   ===========

                        Proceeds on disposal from the measurement date (June 30, 2001) to the balance sheet date compared to previously disclosed estimates:

                        No proceeds were received as of the balance sheet date. No estimated proceeds have been previously disclosed.

--------------------------------------------------------------------------------
                                                                               7

                                                                TELS CORPORATION
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

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

                                    OVERVIEW

As reported in the Company's Form 8-K report filed with the Securities Exchange Commission on August 7, 2001, the Company transferred its operations to Dr. and Mrs. John L. Gunter on July 27, 2001, in exchange for the assumption by Dr. and Mrs. Gunter of approximately $1.7 million of the Corporation's liabilities. Specifically, the Company's operations, all conducted through its wholly-owned subsidiary, TEL electronics, Inc., were split off to Dr. and Mrs. Gunter and the public shell Company was left with essentially no assets and no liabilities. In connection with the transaction, the Company received a letter from a recognized valuation and fairness opinion firm that the transaction was fair from a financial point of view to the Company's shareholders. As a result of the transfer, the Company has no expectation of generating income in the foreseeable future.

--------------------------------------------------------------------------------
                                                                               8

                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                       Continued

--------------------------------------------------------------------------------

Results Of Operations For The Three Months And Six Months Ended June 30, 2001 Compared To The Three Months And Six Months Ended June 30, 2000

Net sales during the second quarter of 2001 decreased $174,653, or 25%, to $536,621, when compared to $711,274 in net sales for the second quarter of 2000. Net sales during the first half of 2001 decreased $224,591, or 17%, to $1,099,763, when compared to $1,324,354 in net sales for the first half of 2000. The decreases in sales continue to be due to a general economic slowdown adversely affecting the lodging industry and to the Company's inability to finance marketing and sales efforts at higher levels. No individual customer accounted for 10% or more of sales in the second quarter of 2001.



                                TELS Corporation
                                ----------------

There were no research and development costs for the second quarter of 2001, as the Company continued to reduce expenses.

Company expenses were reduced further in the second quarter as efforts continued to sustain operations. As a result of the transfer of the Company's operations, no detailed analysis of expenses and operations are included here

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Company reported $(682,376) in net liabilities. As a result of the transfer of the Company's operating subsidiary and assumption of all liabilities except for future liabilities or obligations of the Company under an employment agreement between the Company and Dr. Gunter and for public reporting, the liquidity of the Company has improved since June 30, 2001. As a result of the transfer, the Company does not have any revenue generating activities and thus no expectation of income for the foreseeable future.

The Company will need to borrow funds to cover ongoing reporting and other expenses, and any such new Company liabilities will be paid from the proceeds of a reverse merger.

During the second quarter, discontinued operations provided $28,725 in cash and the Company used $(37,441) in investing activities for those discontinued operations and used $(36,360) in financing activities.

--------------------------------------------------------------------------------
                                                                               9

                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                       Continued

--------------------------------------------------------------------------------

Outlook: Issues and Uncertainties
---------------------------------

Notwithstanding the transfer of its operating assets, the Board of Directors of the Company believes that the Company has value as a "public shell". To avoid the costs of becoming a public company, ongoing businesses are sometimes merged with and into entities, such as the Company, that have an established shareholder base and are required to file reports with the Commission. The Board is looking for an appropriate business with which the Company can merge to increase shareholder value. Such an entity needs to be located as soon as possible due to the Company's lack of revenues and inability to cover the expenses of being a "public company" and having to file reports with the Commission.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a) Exhibits:

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         TELS Corporation
                                                         ----------------

Dated:  August 14, 2001                              By:  /s/ John L. Gunter
-----------------------                              ---------------------------
                                                     John L. Gunter
                                                     Chairman, CEO and
                                                     Principal Financial Officer


--------------------------------------------------------------------------------
                                                                              10