Form 10QSB
period 2001-09-30
TELS CORP
filed 2001-11-14
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ______  TO ______


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

                       YES    X                  NO



The Issuer had outstanding 4,191,819 shares of common stock on November 14, 2001.

                                TELS Corporation


                                      INDEX


PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----

          Condensed Consolidated Balance Sheet -
                  September 30, 2001 (Unaudited)                           3

          Condensed Consolidated Statement of Operations -
                  Three and Nine Months Ended September 30,
                  2001 and 2000 (Unaudited)                                4

          Condensed Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 2001 and
                  2000 (Unaudited)                                         5

          Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                              7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8,9


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                       10


SIGNATURES                                                                10

                                                                TELS CORPORATION
                                Condensed Consolidated Balance Sheet (Unaudited)

                                                              September 30, 2001
--------------------------------------------------------------------------------


              Assets
              ------

Assets:
     Cash                                                          $          -
                                                                   -------------

                  Total assets                                     $           -
                                                                   -------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Liabilities:
     Accounts payable - Tel Electronics, Inc.                      $     39,794
     Accrued expenses                                                     3,334
                                                                   -------------

                  Total liabilities                                      43,128
                                                                   -------------

Commitments and contingencies                                                 -

Stockholders' deficit:
     Common stock, $.02 par value.  Authorized 50,000,000
       shares; issued and outstanding 4,191,819 shares                   83,835
     Additional paid-in capital                                       4,995,073
     Accumulated deficit                                             (4,995,780)
     Deferred compensation                                              (40,000)
                                                                   -------------

                  Total stockholders' deficit                           (43,128)
                                                                   -------------

                  Total liabilities and stockholders' deficit      $          -
                                                                   -------------

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      3


                                                                                             TELS CORPORATION
                                                   Condensed Consolidated Statement of Operations (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                        ---------------------------------------------------------------------
                                                2001              2000             2001            2000
                                        ---------------------------------------------------------------------

Net sales                                $               -  $             -  $            -   $            -

Operating expenses                                  51,128                -          51,128                -
                                        ---------------------------------------------------------------------

         Loss from continuing
           operations before
           income tax provision                    (51,128)               -         (51,128)               -

Income tax provision                                     -                -               -                -
                                        ---------------------------------------------------------------------

         Loss from continuing
           operations                              (51,128)               -         (51,128)               -

Gain (loss) on disposal of
  discontinued operations                                -                -               -                -

Income from discontinued operations,
net of income taxes                                  6,044           75,897           5,940           91,064
                                        ---------------------------------------------------------------------

         Net (loss) income               $         (45,084) $        75,897  $      (45,188)  $       91,064
                                        ---------------------------------------------------------------------

Net income (loss) per share:
  Continuing operations                               (.01)               -            (.01)               -
  Discontinued operations                              .00              .02             .00              .02
                                        ---------------------------------------------------------------------

Net (loss) income per share -
  basic and diluted                      $            (.01) $           .02  $         (.01)  $          .02
                                        ---------------------------------------------------------------------

Weighted average shares -
  basic and diluted                              4,191,819        4,191,819        4,191,819       4,081,235
                                        ---------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                                                   4


                                                                                            TELS CORPORATION
                                                  Condensed Consolidated Statement of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------------------------------


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                      --------------------------------------
                                                                               2001               2000
                                                                      --------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                  $         (45,188) $         91,064
     Income from discontinued operations                                           (5,940)          (91,064)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Non-cash compensation for services                                         8,000                 -
         Increase in:
           Accounts payable - Tel electronics, Inc.                                39,794                 -
           Accrued expenses                                                         3,334                 -
                                                                      --------------------------------------

     Net cash provided by continuing operations                                         -                 -
     Net cash provided by discontinued operations                                  28,725            90,851
                                                                      --------------------------------------

                  Net cash provided by
                  operating activities                                             28,725            90,851
                                                                      --------------------------------------

Cash flows from investing activities:
     Net cash used in continuing operations                                             -                 -
     Net cash used in discontinued operations                                     (37,441)          (71,379)
                                                                      --------------------------------------

                  Net cash used in
                  investing activities                                            (37,441)          (71,379)
                                                                      --------------------------------------

Cash flows from financing activities:
     Net cash used in continuing operations                                             -                 -
     Net cash used in discontinued operations                                     (36,360)          (14,576)
                                                                      --------------------------------------

                  Net cash used in
                  financing activities                                            (36,360)          (14,576)
                                                                      --------------------------------------

Net (decrease) increase in cash                                                   (45,076)            4,896

Cash at beginning of period                                                        45,076             3,467
                                                                      --------------------------------------

Cash at end of period                                                   $               -  $          8,363
                                                                      --------------------------------------



------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                                                 5

                                                                TELS CORPORATION
                      Condensed Consolidated Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

Supplemental cash flow information:

During the nine months ended September 30, 2001 and 2000, the Company issued notes payable totaling $70,608 and $25,000, respectively, for expenses due an officer. During the nine months ended September 30, 2000, the Company issued 300,000 shares of stock valued at $96,000 in exchange for future services to be earned over three years.

During the nine months ended September 30, 2001, the Company sold its operations. The Company exchanged $676,332 of net liabilities for a contribution of capital of $676,332.


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      6



                                                                TELS CORPORATION
                            Notes to Condensed Consolidated Financial Statements

                                                              September 30, 2001
--------------------------------------------------------------------------------


  1.   Interim           The financial  statements for the three and nine months
       Financial         ended  September  30,  2001 and  2000,  are  unaudited.
       Statements        However,  the  Company,  in its  opinion,  has made all
                         adjustments   (consisting   only  of  normal  recurring
                         accruals)  necessary  to present  fairly the  financial
                         position,  results of operations and cash flows for the
                         periods presented.  The financial  statements and notes
                         thereto  should  be  read  in   conjunction   with  the
                         financial  statements  and notes  for the  years  ended
                         December 31, 2000 and 1999,  included in the  Company's
                         2000  Annual  Report  to the  Securities  and  Exchange
                         Commission on Form 10-KSB. The results for the three and nine months ended September 30, 2001, are not necessarily indicative of results for the year ending
                         December 31, 2001.

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

  3.   Discontinued      As of  June  30,  2001,  TELS  discontinued  all of its
       Operations        existing    operations,    which   consisted   of   its
                         telecommunications segment. TELS had discontinued its Contract Manufacturing segment in 2000. Effective July
                         27, 2001,  TELS sold its  operations  to John and Diane
                         Gunter in exchange for their assumption of TELS net liabilities of $676,332. No gain or loss was recognized as the discontinued operations were transferred to a related party and the gain amount was recorded as a contribution of capital.

                         Income from discontinued operations:

                                      Three Months Ended     Nine Months Ended
                                         September 30,        September 30,
                                     -------------------------------------------
                                     2001        2000       2001        2000
                                     -------------------------------------------

                         Sales     $ 212,459 $ 669,548  $ 1,312,222  $ 1,993,902

                         Operating $   6,044 $  75,897  $     5,940  $    91,064
                         income

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      7


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

                                    OVERVIEW

As reported in the Company's Form 8-K report filed with the Securities Exchange Commission on August 7, 2001, the Company transferred its operations to Dr. and Mrs. John L. Gunter on July 27, 2001, in exchange for the assumption by Dr. and Mrs. Gunter of approximately $1.7 million of the Corporation's liabilities (liabilities of approximately $1,700,000 and assets of approximately $1,024,000 were transferred totaling $676,000 of net liabilities). Specifically, the Company's operations, all conducted through its wholly-owned subsidiary, TEL electronics, Inc., were split off to Dr. and Mrs. Gunter and the public shell Company was left with essentially no assets and no liabilities. In connection with the transaction, the Company received a letter from a recognized valuation and fairness opinion firm that the transaction was fair from a financial point of view to the Company's shareholders. As a result of the transfer, the Company has no expectation of generating income in the foreseeable future.

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      8


                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                       Continued

--------------------------------------------------------------------------------

Results Of Operations For The Three Months And Six Months Ended September 30, 2001 Compared To The Three Months And Six Months Ended September 30, 2000

Net sales during the third quarter of 2001 consisted only of those through July 27, 2001, as TELS sold all of its operations on that date. Sales for one month of the third quarter in 2000 cannot be compared to those of 2001, as a result of the cessation of all TELS operations on July 27, 2001.

There were no research and development costs for the third quarter of 2001, as the Company continued to reduce expenses and then sold all of its operations on July 27, 2001.

Company expenses were reduced further in the third quarter as efforts continued to sustain operations. As a result of the sale of the Company's operations, no detailed analysis of expenses and operations are included here

Liquidity and Capital Resources
-------------------------------

As of July 27, 2001, the Company disposed of its operating activities. As a result of the transfer of the Company's operating subsidiary and assumption of all liabilities except for future liabilities or obligations of the Company under an employment agreement between the Company and Dr. Gunter and for public reporting, the liquidity of the Company has improved since June 30, 2001. As a result of the transfer, the Company does not have any revenue generating activities and thus no expectation of income for the foreseeable future.

The Company will need to borrow funds to cover ongoing reporting and other expenses, and any such new Company liabilities will be paid from the proceeds of a reverse merger.


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                      9

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


                                                                TELS Corporation
                                                                ----------------

Dated:  November 14, 2001                       By:  /s/ John L. Gunter
-------------------------                       --------------------------------
                                                     John L. Gunter
                                                     Chairman, CEO and
                                                     Principal Financial Officer



--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.                     10