Form 10KSB
period 2001-12-31
TELS CORP
filed 2002-04-15
CIK 756767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

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

                    Issuer's telephone number: (801)756-9606
                                                ------------

             Securities registered under Section 12 (b) of the Act:
                                     "None"

             Securities registered under Section 12 (g) of the Act:
                          Common Stock, $.02 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2002, was approximately $129,889.

The issuer had issued and outstanding 4,191,819 shares of its Common Stock on March 31, 2002.

                                     PART I

Item 1. Business
        --------

General
-------

         TELS  Corporation  ("TELS",  "Company" or  "Registrant"  - OTC Bulletin
Board: "TELS") is a Utah Corporation, incorporated in February, 1981, with its principal executive offices at 705 East Main Street, American Fork, Utah, 84003, telephone number (801) 756-9606. TELS Corporation exists today as a development stage company.

         As of June 30, 2001, the Company discontinued all of its existing operations. Effective July 27, 2001, the Company transferred its operations to certain shareholders of the Company in exchange for their assumption of the Company's net liabilities and currently exists as a "public shell".

         MICROMEGA CORPORATION(TM) ("Micromega") was formed on September 26, 1994, as a wholly-owned subsidiary of TELS for the purpose of providing research and development services for TELS and other companies. MICROMEGA was transferred by TELS Corporation on July 27, 2001, to certain shareholders in exchange for their assumption of the Company's net liabilities.

         TEL electronics, inc.(R) ("TEL"TM), was formed on September 26, 1994, as a wholly-owned subsidiary of TELS for the purpose of operating the telecommunications business of TELS. TELS Corporation transferred TEL on July 27, 2001, to certain shareholders in exchange for their assumption of the Company's net liabilities.

Products and Services
----------------------

         TELS ceased all operations on July 27, 2001.

Research and Development
------------------------

         TELS ceased all operations on July 27, 2001.

Competition
-----------

         TELS ceased all operations on July 27, 2001.

Changing Marketplace
--------------------

         TELS ceased all operations on July 27, 2001.

Competitive Strategy
--------------------

                  TELS ceased all operations on July 27, 2001.

        --------------------

Customer Service
----------------

         TELS ceased all operations on July 27, 2001.

Federal and State Regulations
-----------------------------

         TELS ceased all operations on July 27, 2001.

Employees
---------

         TELS ceased all operations on July 27, 2001. As of December 31, 2001, there were no full-time employees and two part-time employees working for the Company.

Item 2. Properties
        ----------

         TELS ceased all operations on July 27, 2001, and transferred its real property to a principal in accordance with agreements.

Item 3. Legal Proceedings
        -----------------

         An ex-employee of the Company has asserted an age discrimination claim against the Company. The Company has tendered defense of this claim to its insurance company and denies any discrimination in its relationship with this ex-employee.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.






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

 2001                High     Low          2000              High         Low
 ----                ----     ---          ----              ----         ---
First Quarter        $ .09    $ .13      First Quarter      $ .13       $  .64
Second Quarter         .09      .16      Second Quarter       .17          .38
Third Quarter          .04      .09      Third Quarter        .13          .22
Fourth Quarter         .02      .06      Fourth Quarter       .06          .22

Approximate Number of Equity Security Holders:
----------------------------------------------

         As of March 31, 2002, there were approximately 1,000 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders reported by these record holders.

Dividends:
----------

         The Company has not paid dividends to date.





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

         The Company continues efforts towards a merger with an acceptable candidate. Recent activities and what appear to be improved economic and market conditions suggest that such a merger may be effected in the near future.

Results of Operations
---------------------

         There were no sales during the third or fourth quarters of 2001 after July 27, 2001, as TELS transferred all of its operations on July 27, 2001. As a result of the cessation of all TELS operations on July 27, 2001, sales cannot be compared to previous periods.

         There were no research and development costs for the third or fourth quarters of 2001 after July 27, 2001, as the Company transferred all of its operations on July 27, 2001.

         Company expenses incurred in the third and fourth quarters after July 27, 2001, were reduced to survival levels only and funds were borrowed from a principal for these expenses. As a result of the transfer of the Company's operations, no detailed analysis of expenses and operations are included here.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 2001, the Company reported $(682,376) in net liabilities. As a result of the transfer of the Company's operating subsidiary and assumption of all liabilities except for certain future liabilities or obligations of the Company under an employment agreement between the Company and Dr. Gunter and for public reporting, the liquidity of the Company improved after June 30, 2001. As a result of the transfer and the cessation of all operations, the Company does not have any revenue generating activities and has become a development stage company. The Company has no expectation of income for the foreseeable future, subject to a merger occurring in the future.

         The Company will need to borrow funds to cover ongoing reporting and other expenses, and any such new Company liabilities will be paid from the proceeds of a merger. An affiliate company agreed to loan funds to the Company for such purposes after July 27, 2001, and throughout 2002.

Effects of Inflation
---------------------

         The Company's operations were not significantly affected by inflation during the periods covered by this report.

Outlook and Uncertainties
-------------------------

         The Company ceased all operations as of July 27, 2001.

Item 7.  Financial Statements and Supplementary Data.
         --------------------------------------------

         The following constitutes a list of Financial Statements and related notes as required in Part II of this report.

         Report of Tanner + Company.
         Balance Sheet as of December 31, 2001.
         Statements of Operations for the years ended December 31, 2001 and
            2000.
         Statements of Changes in Stockholders' Deficit for the years ended
            December 31, 2001 and 2000.
         Statements of Cash Flows for the years ended December 31, 2001 and
            2000.
         Notes to Financial Statements for the years ended December 31, 2001 and 2000.

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Index to Financial Statements

--------------------------------------------------------------------------------





                                                                        Page
                                                                        ----

Independent Auditors' Report                                            F-2


Balance Sheet                                                           F-3


Statement of Operations                                                 F-4


Statement of Stockholders' Deficit                                      F-5


Statement of Cash Flows                                                 F-6


Notes to Financial Statements                                           F-7

--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of TELS Corporation


We have audited the accompanying balance sheet of TELS Corporation (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TELS Corporation (A Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company no longer generates revenue and has a working capital deficit and a stockholders' deficit. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                TANNER + CO.

Salt Lake City, Utah
March 13, 2002

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                               December 31, 2001
--------------------------------------------------------------------------------


              Assets
              ------

     Cash and cash equivalents                                  $           -
                                                                ---------------

                                                                $           -
                                                                ---------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Related party accounts payable                             $       84,043
     Accrued expense                                                     8,333
                                                                ----------------

                  Total current liabilities                             92,376
                                                                ----------------

Commitments and contingencies                                               -

Stockholders' deficit:
     Common stock, $.02 par value, authorized
       50,000,000 shares; issued and outstanding
       4,191,819 shares                                                 83,835
     Additional paid-in capital                                      4,995,073
     Accumulated deficit                                            (5,036,848)
     Deficit accumulated during the development stage                 (102,436)
     Deferred compensation                                             (32,000)
                                                                ----------------

                  Total stockholders' deficit                          (92,376)
                                                                ----------------

                                                                $            -
                                                                ----------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3


                                                                                           TELS CORPORATION
                                                                              (A Development Stage Company)
                                                                                    Statement of Operations

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                              2001             2000
                                                                        -----------------------------------

Net sales                                                               $             -     $            -
Operating expenses                                                              108,376                  -
                                                                        -----------------------------------

                  Loss from continuing operations
                    before income tax provision                                (108,376)                 -

Income tax provision                                                                  -                  -
                                                                        -----------------------------------

                  Loss from continuing operations                              (108,376)                 -

     Income (loss) from discontinued operations,
       net of income taxes                                                        5,940            (98,765)
                                                                        -----------------------------------

                  Net loss                                              $      (102,436)    $      (98,765)
                                                                        -----------------------------------

Loss per share - basic and diluted:
     Continuing operations                                              $          (.02)    $          .00
     Discontinued operations                                                        .00               (.02)
                                                                        -----------------------------------

                                                                        $          (.02)    $         (.02)
                                                                        -----------------------------------

Weighted average shares - basic and diluted                                   4,192,000           4,012,000
                                                                        -----------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-4

                                                                                                                   TELS CORPORATION
                                                                                                      (A Development Stage Company)
                                                                                                 Statement of Stockholders' Deficit

                                                                                             Years Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                           Common Stock      Additional                  During The
                                       -------------------    Paid-in      Accumulated   Development    Deferred      Stockholders'
                                         Shares    Amount     Capital        Deficit        Stage      Compensation      Deficit
                                       --------------------------------------------------------------------------------------------

Balance, January 1, 2000               3,891,819  $ 77,835 $  4,228,741   $ (4,938,083)  $      -    $         -    $    (631,507)

Stock bonus                              300,000     6,000       90,000              -          -        (96,000)              -

Amortization of deferred compensation          -         -            -              -          -         32,000           32,000

Net loss                                       -         -            -        (98,765)         -              -          (98,765)
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 2000             4,191,819    83,835    4,318,741     (5,036,848)         -        (64,000)        (698,272)

Sale of discontinued operations                -         -      676,332              -          -              -          676,332

Amortization of deferred compensation          -         -            -              -          -         32,000           32,000

Net loss                                       -         -            -              -    (102,436)            -         (102,436)
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 2001             4,191,819  $ 83,835 $  4,995,073   $ (5,036,848)  $(102,436)  $   (32,000)   $     (92,376)
                                       ------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                               F-5

                                                                                          TELS CORPORATION
                                                                             (A Development Stage Company)
                                                                                   Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                                2001            2000
                                                                           -------------------------------
Cash flows from operating activities:
     Net loss                                                              $      (102,436)  $     (98,765)
     (Income) loss from discontinued operations                                     (5,940)         98,765
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Amortization of deferred compensation                                      16,000               -
         Increase in:
              Related party accounts payable                                        84,043               -
              Accrued expenses                                                       8,333               -
                                                                           -------------------------------

         Net cash provided by continuing operations                                      -               -
         Net cash provided by discontinued operations                               28,725          52,145
                                                                           -------------------------------

                  Net cash provided by
                  operating activities                                              28,725          52,145
                                                                           -------------------------------

Cash flows from investing activities:
         Net cash used in continuing operations                                          -               -
         Net cash used in discontinued operations                                  (37,441)         (3,496)
                                                                           -------------------------------

                  Net cash used in
                  investing activities                                             (37,441)         (3,496)
                                                                           -------------------------------

Cash flows from financing activities:
         Net cash used in continuing operations                                          -               -
         Net cash used in discontinued operations                                  (36,360)         (7,040)
                                                                           -------------------------------

                  Net cash used in
                  financing activities                                             (36,360)         (7,040)
                                                                           -------------------------------

                  Net (decrease) increase  in cash                                 (45,076)         41,609

Cash at beginning of year                                                           45,076           3,467
                                                                           -------------------------------

Cash at end of year                                                        $             -   $      45,076
                                                                           -------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest                                                              $             -   $           -
                                                                           -------------------------------

     Income taxes                                                          $           100   $         100
                                                                           -------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                        F-6

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements

                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

1.   Organization       Organization
     and                TELS  Corporation (the Company) was organized to design,
     Significant        manufacture   and  sell   telecommunications   and  call
     Accounting         accounting   products   to  hotels,   motels  and  small
     Policies           businesses  throughout the United States. As of June 30,
                        2001,  the  Company  discontinued  all of  its  existing
                        operations.   Effective   July 27,  2001,   the  Company
                        transferred its operations to certain shareholders of the Company in exchange for their assumption of the Company's net liabilities.

                        As a result of the Company's disposition of its operating activities, the Company does not have any revenue generating activities and has become a development stage company as defined by SFAS No 7 at the time of disposition. Cumulative amounts since inception of the development stage (July 27, 2001) are essentially the same as those amounts reported for the year ended December 31, 2001.

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


--------------------------------------------------------------------------------
                                                                             F-7

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Earnings (Loss) Per Common Share - Continued
     and                The computation of diluted  earnings per common share is
     Significant        based  on  the   weighted   average   number  of  shares
     Accounting         outstanding  during  the  year,  plus the  common  stock
     Policies           equivalents  that would arise from the exercise of stock
     Continued          options outstanding, using the treasury stock method and
                        the  average  market  price per share  during  the year.
                        Options to purchase 131,500 and 554,500 shares of common stock at prices ranging from $.13 to $.60 per share were outstanding at December 31, 2001 and 2000, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.

                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain amounts in the 2000 financial statements have been reclassified to conform with the current year presentation.


2.   Going              As  a  result  of  the  Company's   disposition  of  its
     Concern            operating  activities,  the  Company  does  not have any
                        revenue generating activities and thus no expectation of
                        income  for  the  foreseeable  future.  Due  to  ongoing
                        reporting and other expenses,  the Company has developed
                        a working capital  deficit and a  stockholders'  deficit
                        since  disposition  of its operating  activities.  These
                        conditions raise  substantial doubt about the ability of
                        the  Company  to  continue  as  a  going  concern.   The
                        financial statements do not include any adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------
                                                                             F-8

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Going              The  Company's  plan with  respect  to 2002 is to borrow
     Concern            funds  to  cover  its  new  liabilities  resulting  from
     Continued          ongoing expenses and to seek out an appropriate business
                        with which it can enter into a merger, with the expectation that the Company's new liabilities will be paid from the proceeds of the reverse merger. Failure to accomplish management's plan in 2002 could result in further erosion of the Company's financial condition and failure to meet its financial obligations. There is no assurance that the Company or its management will be successful.


3.   Discontinued       As of June 30, 2001, the Company discontinued all of its
     Operations         existing  operations,  which  consisted  of the  design,
                        manufacture  and  sale of  telecommunications  and  call
                        accounting   products   to  hotels,   motels  and  small
                        businesses. During the year ended December 31, 2000, the
                        Company discontinued its contract manufacturing segment.
                        Effective July 27, 2001,  the  Company  transferred  its
                        telecommunications  and call accounting  operations to a
                        shareholder   of  the  Company  in   exchange   for  his
                        assumption of the Company's net liabilities of $676,332.
                        No gain was recognized as the discontinued operations were transferred to a related party and the gain amount was recorded as a contribution of capital.

                        Condensed discontinued operations are as follows:

                                                    Years Ended
                                                    December 31,
                                         ----------------------------------
                                               2001              2000
                                         ----------------------------------

 Revenue                                 $       1,312,222 $     2,557,755
 Costs and expenses                              1,306,282       2,656,520
                                         ----------------------------------

 Net income (loss) before income taxes               5,940         (98,765)
 Income taxes                                            -               -
                                         ----------------------------------

 Net income (loss)                       $           5,940 $       (98,765)
                                         ----------------------------------


--------------------------------------------------------------------------------
                                                                             F-9

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Related            Related    party    accounts    payable    consists   of
     Party              reimbursements payable to a company (affiliate) owned by
     Accounts           a shareholder of the Company.  When the Company  accrues
     Payable            officer salaries, related payroll taxes and benefits and
                        other expenses, an affiliate of the Company assumes the obligation to pay these accrued liabilities under the condition that the Company is liable to reimburse the affiliate.


5.   Income             The  income tax  benefit  (provision)  differs  from the
     Taxes              amount  computed at federal  statutory  rates as follows
                        for the year ended December 31:

                                                2001               2000
                                          -------------------------------------

   Income tax benefit (provision)
     at federal statutory rate            $          35,000 $           33,000
   State income tax                                   5,000              4,000
   Transfer of discontinued operations             (264,000)                 -
   Other                                             (8,000)           (11,000)
   Change in valuation allowance                    232,000            (26,000)
                                          -------------------------------------

                                          $               - $                -
                                          -------------------------------------

                        Deferred tax assets (liabilities) are comprised of the following at December 31, 2001:



                NOL carry forwards                         $      1,312,000
                General business tax credits                         80,000
                Charitable contribution
                  deduction carry forward                             2,000
                                                            ----------------

                                                                  1,394,000

                Valuation allowance                              (1,394,000)
                                                           ----------------

                                                           $              -
                                                           ----------------


--------------------------------------------------------------------------------
                                                                            F-10

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Income             As of December 31, 2001,  the Company has net  operating
     Taxes              loss  carry  forwards  (NOL) and  general  business  tax
     Continued          credit  carry  forwards  (GB)  for  federal  income  tax
                        purposes which expire as follows:

                        Expiration Date          NOL               GB
                        ---------------------------------------------------

                        2002             $               -     $     14,000
                        2003                             -           24,000
                        2004                             -           20,000
                        2005                        15,000                -
                        2006                             -           11,000
                        2007                         6,000           11,000
                        2008                       648,000                -
                        2010                       151,000                -
                        2011                       638,000                -
                        2018                       797,000                -
                        2019                     1,008,000                -
                        2021                       102,000                -
                                         ----------------------------------

                                         $       3,365,000     $     80,000
                                         ----------------------------------

                        The Company has a charitable contribution deduction carry forward of $6,000, which expires in 2005.

                        The Company has established a valuation to offset the net deferred tax asset due to the uncertainty of realization caused by the Company's recurring losses, working capital deficiency and accumulated deficit.

6.   Capital            The Company has  established a series of preferred stock
     Stock              with a total of 10,000,000  authorized  shares and a par
                        value of $1, and one series of common stock with a par value of $.02 and a total of 50,000,000 authorized shares.


--------------------------------------------------------------------------------
                                                                            F-11

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Stock              Stock Option and Bonus Plans
     Option             On June 7, 1993,  the Board of  Directors  approved  the
     Plans              1993 TELS  Corporation  Stock Option and Incentive  Plan
                        (the 1993 Plan) which  replaced the Company's 1984 Stock
                        Option and Bonus Plan (the 1984  Plan).  The Company had
                        reserved  1,237,500  shares  of  its  common  stock  for
                        issuance under the 1984 Plan, of which 464,000  remained
                        available  for  grant.  The  Company  will  not make any
                        further grants under the 1984 Plan. Under the 1993 plan,
                        as amended on June 6, 1994, the maximum number of shares
                        issuable to employees,  non employees,  and  consultants
                        totals 2,000,000  shares.  The exercise price of options
                        granted  is not less than the fair  market  value on the
                        date  of  grant  as  determined   by  the   Compensation
                        Committee   (Committee)   appointed   by  the  Board  of
                        Directors.   The  options  become   exercisable  over  a
                        three-year period, in equal annual increments beginning one year after the date of grant, and expire ten years after the date of grant.

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

--------------------------------------------------------------------------------
                                                                            F-12

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Stock              Information regarding the option plans is as follows:
     Option
     Plans
     Continued                                  Number of     Option Price
                                                Options       Per Share
                                             ------------------------------

        Outstanding at January 1, 2000           628,500    $ 0.14 - 1.59
                Granted                          255,000      0.13 - 0.14
                Exercised                              -                -
                Forfeited                       (329,000)     0.13 - 1.59
                Expired                                -                -
                                             ------------------------------

        Outstanding at December 31, 2000         554,500      0.13 - 1.11
                 Granted                               -                -
                 Exercised                             -                -
                 Forfeited                      (423,000)     0.13 - 1.11
                   Expired                             -                -
                                             ------------------------------

        Outstanding at December 31, 2001         131,500    $ 0.13 - 0.60
                                             ------------------------------

                        Options exercisable and available for future grant are as follows:

                                                      December 31,
                                           -----------------------------------
                                                 2001              2000
                                           -----------------------------------

                Options exercisable              114,833          324,500
                Options available for grant    3,039,651        2,616,651


--------------------------------------------------------------------------------
                                                                            F-13

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Stock-             The Company has adopted the  disclosure-only  provisions
     Based              of Statement of Financial  Accounting  Standards  (SFAS)
     Compensation       No.  123,   Accounting  for  Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                                               2001              2000
                                         -----------------------------------

        Net loss - as reported           $       (102,436)   $      (98,765)
        Net loss - pro forma             $       (103,427)   $     (119,036)
        Loss per share - as reported     $           (.02)   $         (.02)
        Loss per share - pro forma       $           (.02)   $         (.03)
                                         -----------------------------------


                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                                               2001              2000
                                         -----------------------------------

        Expected dividend yield                      -                   -
        Expected stock price volatility              -                 116%
        Risk-free interest rate                      -                   6%
        Expected life of options                     -             10 years
                                         -----------------------------------


--------------------------------------------------------------------------------
                                                                            F-14

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Stock-             The following table summarizes  information  about stock
     Based              options outstanding at December 31, 2001:
     Compensation
     Continued

                   Number       Weighted                  Number
                 Outstanding     Average    Weighted    Exercisable  Weighted
                     at         Remaining   Average         at       Average
   Range of     December 31,   Contractual  Exercise   December 31,  Exercise
Exercise Prices     2000          Life        Price        2000        Price
-------------------------------------------------------------------------------

$          0.13       125,000    2.76 years $     0.13       108,333  $    0.13
           0.60         6,500    5.18 years       0.60         6,500  $    0.60
-------------------------------------------------------------------------------

$ 0.13 to 0.60        131,500    2.88 years $     0.15       114,833  $    0.16
-------------------------------------------------------------------------------

                        The weighted average fair value of options issued during 2000 was $.10.


9.   Supplemental       During the year ended December 31, 2001, the Company:
     Disclosure of
     Cash Flow          o  Transferred   all  of   its   operations  to  certain
     Information           shareholders in exchange for their assumption  of the
                           Company's net liabilities of $676,332. The gain was recorded as a contribution of capital.

                        o Issued notes payable totaling $70,608 for expenses due an officer prior to the sale of its operations.

                        During the year ended December 31, 2000, the Company:

                        o Sold HTI, a company with net liabilities, to a shareholder. Prior to the sale the company increased its investment in HTI by $354,426 in exchange for a note payable of $310,000 and accounts receivable of $44,426.

                        o Issued 300,000 shares of stock valued at $96,000 to an officer as compensation and deferred compensation.

                        o Issued a note payable to an officer for $16,042 in exchange for services.

                        o Issued a note payable to an officer or $15,945 in exchange for the use of equipment.

--------------------------------------------------------------------------------
                                                                            F-15

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Supplemental       o  Sold its investment in HTI for $10 to an entity owned
     Disclosure of         by an officer of the Company.
     Cash Flow
     Information        o  Issued a note  payable to an officer  for  $25,000 in
     Continued             exchange  for the  officer's  personal  guarantee  of
                           debt.

10.  Commitments        Employment And Bonus Agreements
     and                The  Company has entered  into an  employment  agreement
     Contingencies      with an  officer/shareholder  that expires  December 31,
                        2003.  The  agreement  is  automatically  extended  each
                        December for one  additional  year,  unless either party
                        gives written  notice 6 months in advance of the renewal
                        date. The agreement  provides the officer with an annual
                        base salary,  business  expense  reimbursement,  certain
                        employee benefits or equivalent  compensation,  vacation
                        and paid holidays,  office space and eligibility for: 1)
                        bonuses;  2) other benefit programs which may be offered
                        by  the  Company  to  its  employees;   3)  a  lump  sum
                        termination  payment  ranging  from  100% to 299% of the
                        officer/shareholder's   gross   income   for  the   year
                        preceding     termination.     In    the    event    the
                        officer/shareholder  is terminated for other than cause,
                        the officer/shareholder  will be entitled to receive all
                        or part of the items noted above;  including a bonus, if
                        paid  in  the  year  preceding   termination,   for  the
                        remaining term of the agreement as if employment had not
                        terminated.  The agreement must be assigned to acquiring
                        or   successor   entities   and   termination   of   the
                        officer/shareholder must be approved by a majority of the directors of the Company.

                        During the year ended December 31, 2000, the Company paid the officer/shareholder a stock bonus of 300,000 shares of the Company's common stock. This bonus vests over three years, beginning in 2000, and requires the Company to pay the officer/shareholder cash amounts of $20,000 per year through 2002 to offset tax liabilities associated with the stock bonus.

                        The officer/shareholder has agreed with the Company to reduce the officer/shareholder's salary from July 27, 2001, through December 31, 2002. This reduction is made at the officer/shareholder's discretion and may be reversed at any time.

--------------------------------------------------------------------------------
                                                                            F-16

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Commitments        Litigation
     and                The Company may become or is subject to  investigations,
     Contingencies      claims or  lawsuits  ensuing  out of the  conduct of its
     Continued          business,   including  those  related  to  environmental
                        safety  and  health,   product   liability,   commercial
                        transactions,  etc.  The Company is  currently  aware of
                        certain  items  involving  potential  litigation  with a
                        former employee,  but does not believe such claims could
                        have  a  material   adverse   affect  on  its  financial
                        position.   No   amounts   have  been   accrued  in  the
                        accompanying consolidated financial statements related to litigation.



--------------------------------------------------------------------------------
                                                                            F-17

Item 8. Disagreements on Accounting and Financial Disclosures.  - None.
        ------------------------------------------------------









                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons;
        --------------------------------------------------------------
        Compliance With Section 16(a) of the Exchange Act
        -------------------------------------------------

         Directors and Executive Officers
         --------------------------------
                  P. Diane Gunter, Director, Corporate Secretary and Treasurer,
                    age 62.

         P. Diane Gunter was appointed to the Board in 1999 and was elected to the Board for a period of one year or until replaced in June of 2000. She was also appointed as the Secretary and Treasurer in 1999. During the period from 1989 until 1999, Mrs. Gunter was pursuing duties as a homemaker. Mrs. Gunter was a Director of the Company from its incorporation in 1981 until June 1989. Mrs. Gunter attended Marshall University, Huntington, West Virginia. She served as Corporate Secretary and Treasurer while she was on the Board, as well as serving as Finance and Office Manager. Mrs. Gunter worked in the insurance section of the University of Florida in 1960, as a legal assistant from 1961 until 1963 and as an administrative assistant at North American Aviation, Space and Information Systems Division from 1963 until 1965. P. Diane Gunter is the wife of TELS' founder, Chairman and President, Dr. John L. Gunter.

                  Dr. John L. Gunter, Chairman of the Board, President, age 65.

         Dr. Gunter, TELS' founder, has been a Director and President or CEO of TELS since its inception in February 1981, and has been President most of that time. He earned a B.S. in physics from Marshall University, Huntington, West Virginia, and a doctorate in physics from Brigham Young University, Provo, Utah. For five years after graduate school, Dr. Gunter was at the Rochester Institute of Technology, Rochester, New York, first as Director of Computing Activities and Associate Professor, then also as Director (Dean) of the College of Computer and Information Sciences and Technology. Dr. Gunter was a computer programmer for Union Carbide Corporation, an Engineer and Project Manager for RCA, EDP Division, and a design manager for North American Aviation, Space and Information Systems Division. He was Senior Vice President with Galbraith and Green, Inc. Dr. Gunter was a political appointee of Governor Calvin Rampton, serving as Director of Systems, Planning and Computing for the State of Utah for five years. After working for the State of Utah, he worked for Boeing, was a private consultant and then General Manager for Business Communications Systems, Inc. Dr. Gunter, currently President and Chairman of the Board of Directors, is the husband of P. Diane Gunter, Director of the Company.

         Board Meetings and Committees
         -----------------------------

         During the fiscal year ended December 31, 2001, the Company's Board of Directors held five meetings either in person or by telephone and executed various resolutions and written actions. A majority of directors were in attendance at all of the meetings.

         Compensation of Directors
         -------------------------

         All directors during the fiscal year ended December 31, 2001, were Company employees and thus received no additional or special remuneration for serving as directors.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 9. Directors, Executive Officers, Promoters, and Control Persons;
        --------------------------------------------------------------
        Compliance With Section 16(a) of the Exchange Act (continued)
        -------------------------------------------------------------

         Compliance with Section 16(A) of the Securities Exchange Act of 1934
         --------------------------------------------------------------------

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

Item 10.  Executive Compensation
          ----------------------

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's President and Chief Executive Officer and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000:


                                       Annual Compensation               Long Term Compensation
                           ------------------------------    ----------------------------------------------------
                                                                        Awards                   Payouts
                                                                           Securities                   All
Name and          Year                       Other Annual     Restricted        LTIP                    Other
Principal         ended    Salary      Bonus    Comp.          Underlying       Option/    Payouts  Compensation
                                                              Stock Awards      SARs
Position          12/31      ($)       ($)        ($)             ($)           (#)          ($)         ($)
--------          -----    -------     -----  -----------     ------------      -------    -------   -----------

John L. Gunter    2001      80,400       0        (1)              0             0            0           0
CEO/President     2000     150,330       0        (1)              0             0            0           0
                  1999     150,330       0        (1)              0             0            0           0



         (1) Amounts are less than $50,000 or ten percent (10%) of compensation. Amounts for incidental benefits, such as personal use of Company automobiles, which accrue to certain officers and which, in the opinion of management, are job-related and appropriate in connection with the conduct of the Company's business affairs, are included in the above amounts. Such benefits are not in excess of $50,000 for any individual.

         The Company remains a party to an employment agreement with Dr. Gunter, its president, which will remain in force until the Company effects a reverse merger or Dr. Gunter cancels the agreement. Under this agreement, the Company is obligated to provide certain compensation, to include termination payments amounting to 2.99 times annual compensation, and Dr. Gunter is obligated to continue significant efforts to effect a reverse merger. The Company and Dr. Gunter agreed to reduce Dr. Gunter's compensation in 2001 and 2002, at Dr. Gunter's discretion.








                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 10, 2002, (i) by each person who is known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each of the Company's Directors, (iii) each of the Executive Officers, and (iv) all of the Directors and Executive Officers of the Company as a group.

                                          Shares of Common        Percent of
                                          Stock Beneficially     Total Voting
Name and Address of Beneficial Owner           Owned                 Shares
------------------------------------      ------------------     ------------
Dr. John L. Gunter, Director and
 Executive Officer (1), (2)                    851,334                20%
705 East Main Street
American Fork, Utah 84003

P. Diane Gunter, Director  (1)                 196,600                 5%
705 East Main Street
American Fork, Utah 84003

All Directors and Officers as
a Group (2 persons)                          1,047,934                25%

(1) Dr. and Mrs. Gunter may be deemed to have control of the Company by virtue of their combined ownership of 25% of the Company's outstanding voting shares.
(2) Includes voting securities and stock held by executive officers and directors, over which they have voting power but no investment power. Otherwise, each director or officer has sole voting and investment power over the shares reported, except as noted. This also includes 103,334 shares for Mr. Gunter that he may acquire pursuant to stock options that are exercisable.
(3) Includes voting securities and stock held by executive officers and directors, over which they have voting power but no investment power. Otherwise, each director or officer has sole voting and investment power over the shares reported, except as noted.
(4) Includes voting securities and stock held by executive officers and directors, over which they have voting power but no investment power. Otherwise, each director or officer has sole voting and investment power over the shares reported, except as noted.
(5) Pursuant to the rules of the Securities and Exchange Commission, shares shown as "beneficially" owned include (a) shares subject to options exercisable within 60 days of the Record Date, (b) shares held by unincorporated entities and in trusts and estates over which an individual holds at least shared voting or investment powers, and (c) shares held in trusts and estates of which at least 10 percent of the beneficial interest of such trust is attributable to specified persons in the immediate family of the individual(s) involved. This information is not necessarily indicative of beneficial ownership for any other purpose.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         Stock Options
         -------------

         No options were granted during the fiscal years ended December 31, 2001. During 2000, 105,000 incentive options were granted to employees other than officers. The table above includes all stock and stock options that beneficial owners have or have the right to acquire within 30 days of April 10, 2002.

Stock Option and Stock Bonus Plans
----------------------------------

     Executive Stock Bonus Plan
     --------------------------

         In January 1984, the Company's Board of Directors adopted the 1984 Executive Stock Bonus Plan (the "Stock Bonus Plan"). The Stock Bonus Plan provides for the Board of Directors or a committee thereof to grant shares of the Company's Common Stock, or the right to receive such shares, to officers and other members of the executive or general management of the Company, excluding such individuals who hold 10% or more of the Company's Common Stock. Shares or rights to shares will be granted without other payment therefore, as additional compensation for services rendered to the Company. The Board of Directors, or a duly appointed committee thereof, has the power to determine the persons to whom bonus awards will be made, the number of shares or rights to be granted, and the terms and conditions under which such grants will be made, including issuance in installments, forfeiture provisions or other restrictions. The Company has reserved 537,500 of the authorized but unissued shares of the Company's Common Stock for grant under the Stock Bonus Plan. In April, 2000, the Board ratified a stock bonus of 300,000 shares vesting over three years, plus a tax bonus to cover taxes for these shares, to Dr. Gunter in keeping with a proposal by the Board's 1999 Compensation Committee. No shares were issued under this plan during 2001.

     TELS Corporation Stock Option and Incentive Plan for Officers and Key
     ---------------------------------------------------------------------
     Employees of the Company and its Subsidiaries
     ---------------------------------------------

         This Plan, approved by shareholders on June 7, 1993, replaced the 1984 Incentive Stock Option and the 1984 Non-Qualified Stock Option Plans that expired. This newer plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock performance shares, dividend equivalents and restricted stock. The Board of Directors believes that the Plan will assist TELS in recruiting and retaining outstanding individuals as officers and members of management by enabling such persons to participate in the long-term growth of TELS and by providing additional incentive to increase their efforts in promoting the financial success of the Company and its subsidiaries. On June 6, 1994, the shareholders voted to increase the number of shares reserved under this plan to a maximum of 2,000,000 shares to be made subject to awards, as defined. No shares were issued under this plan in 2001 or 2000.

     TELS Corporation 1994 Outside Directors Stock Option Plan
     ---------------------------------------------------------

         On June 6, 1994, the shareholders of the Company approved the Outside Directors Stock Option Plan. This Director's Plan provides for the grant of non-statutory stock options to non-employee Directors of the Company ("Outside Directors") pursuant to an automatic, non-discretionary grant mechanism. The primary purposes of the Director Plan are to enhance the Company's ability to attract and retain the services of experienced and knowledgeable individuals to serve on the Board of Directors of the Company (the "Board"), to encourage ownership in the Company by the Directors of the Company, and to provide the Company's Directors with reward opportunities based upon the success of the Company. The shareholders have approved 500,000 shares to be reserved for this plan. No shares were issued under the plan in 2001 or 2000.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 11.  Security Ownership of Certain Beneficial Owners and Management'
          --------------------------------------------------------------
          (continued)
          ----------

Employees' Profit Sharing Plan
------------------------------

         The Company has a defined contribution 401(k) salary reduction plan ("401(k) Plan"). Company employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after six months of service. Eligible employees become participants in the 401(k) Plan on the earlier of the first day of the plan year or the first day of the seventh month of the plan year coinciding with or next following the date on which the employee meets the 401(k) Plan's eligibility requirements. By electing to defer a portion of his or her compensation, a participating employee may make pre-tax contributions to the 401(k) Plan, subject to limitations under the Internal Revenue Code of 1986, as amended. The Company may make matching contributions to the 401(k) Plan at the discretion of its Board of Directors. Participant's contributions and earnings are 100% vested, while Company matching contributions vest in increments over a seven-year period. The Company made no contribution to this Plan in 2001 or 2000. Participants may alter their contribution amounts at the first of each month. The Company pays all expenses associated with administration of the 401(k) Plan.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         During 1999 and 2000, an officer provided loans to the Company totaling approximately $400,000. These loans were collateralized loans with an interest rate of twelve percent, payable upon demand. During 2001, the Company moved all of its operating assets and liabilities into its only operating entity, its wholly-owned subsidiary, TEL electronics, inc. On July 27, 2001, Dr. and Mrs. Gunter acquired all of the assets and liabilities of TEL electronics, inc., from the Company, leaving the Company's employment agreement with Dr. Gunter intact. This acquisition of TEL electronics, inc. was deemed to be a transaction that was fair to minority shareholders by an independent, nationally recognized valuation firm. Dr. Gunter agreed to reduce his compensation for a period, and Officers are loaning funds to the Company for a period to pay ongoing public expenses. The Company, as of April 10, 2002, is essentially a public shell, and has no operations. Activities continue to provide future opportunities for shareholders by merging this public shell with a solid company seeking to go public via a merger.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

     1. Financial Statements - Included in Part II, Report on Audit of Financial Statements.
        Report of Tanner + Company.
        Balance Sheet as of December 31, 2001.
        Statements of Operations for the years ended December 31, 2001 and 2000. Statement of Changes in Stockholders' Deficit for the years ended
           December 31, 2001 and 2000.
        Statements of Cash Flows for the years ended December 31, 2001 and 2000. Notes to Financial Statements for the years ended December 31, 2001 and
           2000.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K,
         -----------------------------------------------------------------
         continued
         ---------

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

     10.6 Employment Agreement between the Company and Dr. John L. Gunter dated March 1, 1994, filed as exhibit to the Company's 1994, form 10-K, and incorporated herein by this reference.

     10.7 Severance Agreement between the Company and Stephen M. Nelson dated July 1, 1999, filed herein as exhibit to the Company's 1999, form 10-K.

     21. Wholly-owned Subsidiaries of TELS Corporation prior to July 27, 2001:
           TEL electronics, inc.                           MICROMEGA CORPORATION

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

                                                      TELS Corporation
                                                      ___________________
                                                         (Registrant)


     April 15, 2002                                   By:/s/John L. Gunter
     --------------                                   ---------------------
       Date                                             John L. Gunter, CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Chairman of the Board of Directors,         April 15, 2002 /s/John L. Gunter
President and Principal Executive                          -----------------
Officer                                                       John L. Gunter



Director, Secretary, Treasurer              April 15, 2002 /s/P. Diane Gunter
                                                           ------------------
                                                              P. Diane Gunter











                      (THIS SPACE INTENTIONALLY LEFT BLANK)