Form 10QSB
period 2002-03-31
TELS CORP
filed 2002-05-15
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________


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

                                        YES   X                   NO



The Issuer had outstanding 4,191,819 shares of common stock on May 15, 2002.
                           ---------                           ------------

                                TELS Corporation
                                ----------------


                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION                                            Page


          Condensed Balance Sheet -
                  March 31, 2002 (Unaudited)                               3

          Condensed Statement of Operations -
                  Three Months Ended March 31,
                  2002 and 2001 (Unaudited)                                4

          Condensed Statement of Cash Flows -
                  Three Months Ended March 31,
                  2002 and 2001 (Unaudited)                                5

          Notes to Condensed Financial Statements
                  (Unaudited)                                             6-7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-10


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                                 10

                                                                TELS CORPORATION
                                             Condensen Balance Sheet (Unaudited)

                                                                  March 31, 2002
--------------------------------------------------------------------------------


              Assets
              ------

Assets:
     Cash                                                     $             -
                                                              ---------------

                  Total assets                                $             -
                                                               --------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Liabilities:
     Accounts payable - Tel electronics, Inc.                 $       117,340
     Accrued expenses                                                  13,333
                                                              ---------------

                  Total liabilities                                   130,673
                                                              ---------------

Commitments and contingencies                                               -

Stockholders' deficit:
     Common stock, $.02 par value.  Authorized 50,000,000
       shares; issued and outstanding 4,191,819 shares                 83,835
     Additional paid-in capital                                     4,995,073
     Accumulated deficit                                           (5,036,848)
     Deficit accumulated during the development stage                (148,733)
     Deferred compensation                                            (24,000)
                                                              ---------------

                  Total stockholders' deficit                        (130,673)
                                                              ---------------

                  Total liabilities and stockholders' deficit $             -
                                                              ---------------


--------------------------------------------------------------------------------
See notes to condensed financial statements.                                   3



                                                                                             TELS CORPORATION
                                                                Condensed Statement of Operations (Unaudited)

-------------------------------------------------------------------------------------------------------------



                                                              Three Months Ended
                                                                   March 31,
                                                     --------------------------------------       Cumulative
                                                             2002               2001                 Amounts
                                                     --------------------------------------------------------

Net sales                                            $                -    $             -      $          -

Operating expenses                                               46,297                  -           154,673
                                                     --------------------------------------------------------

         Loss from continuing operations
         before income tax provision                            (46,297)                 -          (154,673)

Income tax provision                                                  -                  -                 -
                                                     --------------------------------------------------------

         Loss from continuing operations                        (46,297)                 -          (154,673)

Income from discontinued operations, net of
  income taxes                                                        -             16,680             5,940
                                                     --------------------------------------------------------

         Net (loss) income                           $         (46,297)    $        16,680      $   (148,733)
                                                     --------------------------------------------------------

Net (loss) income per share:
  Continuing operations                              $            (0.01)   $             -      $      (0.03)
  Discontinued operations                                             -                  -                 -
                                                     --------------------------------------------------------

Net (loss) income per share -
  basic and diluted                                  $            (0.01)   $             -      $      (0.03)
                                                     --------------------------------------------------------

Weighted average shares -
  basic and diluted                                           4,191,819          4,191,819         4,191,819
                                                     --------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
See notes to condensed financial statements.                                                               4



                                                                                      TELS CORPORATION
                                                         Condensed Statement of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------



                                                            Three Months Ended
                                                                March 31,
                                                    -----------------------------------   Cumulative
                                                          2002              2001            Amounts
                                                    --------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                               $       (46,297)  $        16,680   $    (148,733)
     Income from discontinued operations                           -           (16,680)         (5,940)
     Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
         Non-cash compensation for services                    8,000                 -          24,000
         Increase in:
           Accounts payable - Tel electronics, Inc.           33,297                 -         117,340
           Accrued expenses                                    5,000                 -          13,333
                                                    --------------------------------------------------

     Net cash used in continuing operations                        -                 -               -
     Net cash used in discontinued operations                      -            (9,235)        (28,725)
                                                    --------------------------------------------------

                  Net cash used in
                  operating activities                             -            (9,235)        (28,725)
                                                    --------------------------------------------------

Cash flows from investing activities:
     Net cash used in continuing operations                        -                 -               -
     Net cash used in discontinued operations                      -            (6,972)        (37,441)
                                                    --------------------------------------------------

                  Net cash used in
                  investing activities                             -            (6,972)        (37,441)
                                                    --------------------------------------------------

Cash flows from financing activities:
     Net cash used in continuing operations                        -                 -               -
     Net cash used in discontinued operations                      -           (25,547)        (36,360)
                                                    --------------------------------------------------

                  Net cash used in
                  financing activities                             -           (25,547)        (36,360)
                                                    --------------------------------------------------

Net decrease in cash                                               -           (41,754)        (45,076)

Cash at beginning of period                                        -            45,076          45,076
                                                    --------------------------------------------------

Cash at end of period                                $             -   $         3,322   $           -
                                                    --------------------------------------------------

Supplemental cash flow information:
     Cash paid:

         Interest                                    $             -   $        37,837   $           -
                                                    --------------------------------------------------

         Income taxes                                $             -   $             -   $           -
                                                    --------------------------------------------------

------------------------------------------------------------------------------------------------------
See notes to condensed financial statements.                                                         5

                                                                TELS CORPORATION
                                         Notes to Condensed Financial Statements

                                                                  March 31, 2002
--------------------------------------------------------------------------------


1. Interim              The  financial  statements  for the three  months  ended
   Financial            March 31, 2002 and 2001,  are  unaudited.  However,  the
   Statements           Company,  in  its  opinion,  has  made  all  adjustments
                        (consisting  only  of  normal   recurring   adjustments)
                        necessary  to  present  fairly the  financial  position,
                        results of  operations  and cash  flows for the  periods
                        presented.  The financial  statements  and notes thereto
                        should  be  read  in  conjunction   with  the  financial
                        statements and notes for the years ended December 31, 2001 and 2000, included in the Company's 2001 Annual
                        Report to the Securities and Exchange Commission on Form
                        10-KSB. The results for the three months ended March 31, 2002, will not be indicative of results for the year ending December 31, 2002.

                        Effective July 27, 2001, the Company transferred its operations to a shareholder of the Company in exchange for his assumption of the Company's net liabilities. As a result of the Company's disposition of its operating activities, the Company does not have any revenue generating activities and has become a development stage company as defined by SFAS No. 7 at the time of disposition.


2. Earnings Per         Basic  earnings  per  share  excludes  dilution  and  is
   Share                computed by dividing  net  earnings  available to common
                        stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. There were no stock options granted in 2002.


3. Discontinued         As of June 30, 2001, the Company discontinued all of its
   Operations           existing  operations,  which  consisted  of the  design,
                        manufacture  and  sale of  telecommunications  and  call
                        accounting   products   to  hotels,   motels  and  small
                        businesses.   Effective   July  27,  2001,  the  Company
                        transferred  its  operations  to a  shareholder  of  the
                        Company in exchange for his  assumption of the Company's
                        net  liabilities of $676,332.  No gain was recognized as
                        the  discontinued   operations  were  transferred  to  a
                        related party and the gain amount was recorded as a contribution of capital.

--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                         Notes to Condensed Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3. Discontinued         Income from discontinued operations:
   Operations
   Continued                                          Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                       2002          2001
                                                 ----------------------------

                         Sales                   $          -  $    563,142
                                                 ----------------------------

                        Operating income         $          -  $     16,680
                                                 ----------------------------

--------------------------------------------------------------------------------

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

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

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


--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                       Continued

--------------------------------------------------------------------------------


Results Of Operations For The Three Months Ended March 31, 2002
Compared To The Three Months Ended March 31, 2001

There were no sales during the three months ended March 31, 2002, as the Company transferred all of its operations on July 27, 2001. As a result of the transfer of the Company's operations, no detailed analysis of sales is included here.

There were no research and development costs for the three months ended March 31, 2002, as the Company transferred all of its operations on July 27, 2001. As a result of the transfer of the Company's operations, no detailed analysis of research and development costs is included here.

Company expenses incurred during the three months ended March 31, 2002, were reduced to survival levels only and funds were borrowed from a principal for these expenses. As a result of the transfer of the Company's operations, no detailed analysis of expenses and operations is included here.

Liquidity and Capital Resources
-------------------------------

As of July 27, 2001, the Company disposed of its operating activities. As a result of the transfer of the Company's operating subsidiary and assumptions of all liabilities except for future liabilities or obligations of the Company under an employment agreement between the Company and Dr. Gunter and for public reporting, the liquidity of the Company has improved since June 30, 2001. As a result of the transfer, the Company does not have any revenue generating activities and thus no expectation of income for the foreseeable future.

The Company will need to borrow funds to cover ongoing reporting and other expenses, and management anticipates that any such new Company liabilities will be paid from the proceeds of a merger.

--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                       Continued

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

                                                     TELS Corporation

Dated:  May 15, 2002                                 By:  /s/ John L. Gunter
--------------------                                 ---------------------------
                                                     John L. Gunter
                                                     Chairman, CEO and
                                                     Principal Financial Officer



                                                     By:  /s/ P. Diane Gunter
                                                     ---------------------------
                                                     P. Diane Gunter
                                                     Secretary and Treasurer



--------------------------------------------------------------------------------
                                                                              10