Form 10QSB
period 2002-06-30
TELS CORP
filed 2002-08-14
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______


                           Commission File No. 0-12993
                                               -------


                                TELS Corporation
                                ----------------
        (Exact name of small business issuer as specified in its charter)



Utah                                                                  87-0373840
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)



705 East Main Street, American Fork, Utah                                  84003
-----------------------------------------                    -------------------
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

                           YES   X                   NO



The Issuer had outstanding 4,191,819 shares of common stock on August 14, 2002.
                           ----------------                    ----------------

                                TELS Corporation
                                ----------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----


          Condensed Balance Sheet -
                  June 30, 2002 (Unaudited)                                 3

          Condensed Statement of Operations -
                  Three and Six Months Ended June 30,
                  2002 and 2001 and Cumulative Amounts
                  (Unaudited)                                               4

          Condensed Statement of Cash Flows -
                  Six Months Ended June 30, 2002 and 2001
                  and Cumulative Amounts(Unaudited)                         5

          Notes to Condensed Financial Statements
                  (Unaudited)                                             6-7

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-10


PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                                 11

CERTIFICATION                                                              12

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                             Condensed Balance Sheet (Unaudited)

                                                                   June 30, 2002
--------------------------------------------------------------------------------

         Assets
         ------

Assets:
     Cash                                                     $               -
                                                              ------------------

             Total assets                                     $               -
                                                              ------------------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit
         -------------------------------------

Liabilities:
     Accounts payable - TEL electronics, Inc.                 $         144,436
     Accrued expenses                                                    18,333
                                                              ------------------

             Total liabilities                                          162,769
                                                              ------------------

Commitments and contingencies                                                 -

Stockholders' deficit:
     Common stock, $.02 par value.  Authorized 50,000,000
       shares; issued and outstanding 4,191,819 shares                   83,835
     Additional paid-in capital                                       4,995,073
     Accumulated deficit                                             (5,036,848)
     Deficit accumulated during the development stage                  (188,829)
     Deferred compensation                                              (16,000)
                                                              ------------------

             Total stockholders' deficit                               (162,769)
                                                              ------------------

             Total liabilities and stockholders' deficit      $               -
                                                              ------------------


--------------------------------------------------------------------------------
See notes to condensed financial statements.                                   3


                                                                                           TELS CORPORATION
                                                                              (A Development Stage Company)
                                                              Condensed Statement of Operations (Unaudited)

-----------------------------------------------------------------------------------------------------------



                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                         -----------------------------------------------------  Cumulative
                                             2002         2001         2002          2001         Amounts
                                         ------------------------------------------------------------------

Net sales                                $         -    $        -   $        -    $        -   $        -

Operating expenses                            40,096             -       86,393             -      194,769
                                         ------------------------------------------------------------------

         Loss from continuing
           operations before income
           tax provision                     (40,096)            -      (86,393)            -     (194,769)

Income tax provision                                -            -            -             -            -
                                         ------------------------------------------------------------------

         Loss from continuing
           operations                        (40,096)            -      (86,393)            -     (194,769)

Income (loss) from discontinued
  operations, net of income taxes                  -       (16,784)           -          (104)       5,940
                                         ------------------------------------------------------------------

         Net loss                        $   (40,096)   $  (16,784)  $  (86,393)   $     (104)  $ (188,829)
                                         ------------------------------------------------------------------

Net loss per share:
  Continuing operations                  $     (0.01)   $        -   $    (0.02)   $        -   $    (0.05)
  Discontinued operations                          -             -            -             -            -
                                         ------------------------------------------------------------------

Net loss per share -
  basic and diluted                      $     (0.01)   $        -   $    (0.02)   $        -   $    (0.05)
                                         ------------------------------------------------------------------

Weighted average shares -
  basic and diluted                        4,191,819     4,191,819    4,191,819     4,191,819    4,191,819
                                         ------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
See notes to condensed financial statements.                                                              4


                                                                                           TELS CORPORATION
                                                                              (A Development Stage Company)
                                                              Condensed Statement of Cash Flows (Unaudited)
-----------------------------------------------------------------------------------------------------------



                                                                  Six Months Ended
                                                                       June 30,
                                                             ------------------------------   Cumulative
                                                                   2002           2001          Amounts
                                                             ---------------------------------------------
Cash flows from operating activities:
     Net loss                                                $      (86,393)  $      (104)   $   (188,829)
     (Income) loss from discontinued operations                           -           104          (5,940)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Non-cash compensation for services                          16,000             -          32,000
         Increase in:
           Accounts payable - Tel electronics, Inc.                  60,393             -         144,436
           Accrued expenses                                          10,000             -          18,333
                                                             ---------------------------------------------

     Net cash used in continuing operations                               -             -               -
     Net cash used in discontinued operations                             -       (28,725)        (28,725)
                                                             ---------------------------------------------

                  Net cash used in
                  operating activities                                    -       (28,725)        (28,725)
                                                             ---------------------------------------------

Cash flows from investing activities:
     Net cash used in continuing operations                               -             -               -
     Net cash used in discontinued operations                             -       (37,441)        (37,441)
                                                             ---------------------------------------------

                  Net cash used in
                  investing activities                                    -       (37,441)        (37,441)
                                                             ---------------------------------------------

Cash flows from financing activities:
     Net cash used in continuing operations                               -             -               -
     Net cash used in discontinued operations                             -       (36,360)        (36,360)
                                                             ---------------------------------------------

                  Net cash used in
                  financing activities                                    -       (36,360)        (36,360)
                                                             ---------------------------------------------

Net decrease in cash                                                      -       (45,076)        (45,076)

Cash at beginning of period                                               -        45,076          45,076
                                                             ---------------------------------------------

Cash at end of period                                        $            -   $         -    $          -
                                                             ---------------------------------------------

Supplemental cash flow information:
     Cash paid:

         Interest                                            $            -   $         -    $          -
                                                             ---------------------------------------------

         Income taxes                                        $            -   $         -    $          -
                                                             ---------------------------------------------
----------------------------------------------------------------------------------------------------------
See notes to condensed financial statements.                                                             5

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                         Notes to Condensed Financial Statements

                                                                   June 30, 2002
--------------------------------------------------------------------------------

  1.   Interim           The financial  statements  for the three and six months
       Financial         ended June 30, 2002 and 2001, are  unaudited.  However,
       Statements        the Company,  in its opinion,  has made all adjustments
                         (consisting  only  of  normal  recurring   adjustments)
                         necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2001 and 2000, included in the Company's 2001 Annual
                         Report to the Securities and Exchange Commission on Form 10-KSB. The results for the three and six months ended June 30, 2002, will not necessarily be indicative of results for the year ending December 31, 2002.

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


  3.   Discontinued      As of June 30, 2001,  the Company  discontinued  all of
       Operations        its existing operations, which consisted of the design,
                         manufacture  and  sale of  telecommunications  and call
                         accounting   products  to  hotels,   motels  and  small
                         businesses.   Effective  July  27,  2001,  the  Company
                         transferred its operations to a shareholder of the Company in exchange for his assumption of the Company's net liabilities of $676,332. No gain was recognized as the discontinued operations were transferred to a related party and the gain amount was recorded as a contribution of capital.

--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                                   (A Development Stage Company)
                                         Notes to Condensed Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


  3.   Discontinued           Income from discontinued operations:
       Operations
       Continued

                         Three Months Ended           Six Months Ended
                              June 30,                    June 30,
                     --------------------------------------------------------
                           2002          2001          2002          2001
                     --------------------------------------------------------

 Sales                $         -  $    536,621    $        -  $    1,099,763
                     --------------------------------------------------------

 Operating income    $          -  $    (16,784)   $        -  $         (104)
                     --------------------------------------------------------


--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management Discussion and Analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others: (i) results of operations (including expected changes in Company gross profit margin and selling, general and administrative expenses); (ii) the Company's business strategy; (iii) the Company's strategy to increase its size; and (iv) the Company's ability to successfully increase its size through acquisition/merger activity.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

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

--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                       Continued

--------------------------------------------------------------------------------

Results Of Operations For The Three and Six Months Ended June 30, 2002 Compared To The Three and Six Months Ended June 30, 2001

There were no sales during the three and six months ended June 30, 2002, as the Company transferred all of its operations on July 27, 2001. As a result of the transfer of the Company's operations, no detailed analysis of sales is included here.

There were no research and development costs for the three and six months ended June 30, 2002, as the Company transferred all of its operations on July 27, 2001. As a result of the transfer of the Company's operations, no detailed analysis of research and development costs is included here.

Company expenses incurred during the three and six months ended June 30, 2002, were reduced to survival levels only and funds were borrowed from a principal for these expenses. As a result of the transfer of the Company's operations, no detailed analysis of expenses and operations is included here.

Liquidity and Capital Resources
-------------------------------

As of July 27, 2001, the Company disposed of its operating activities. As a result of the transfer of the Company's operating subsidiary and assumptions of all liabilities except for future liabilities or obligations of the Company under an employment agreement between the Company and Dr. Gunter and for public reporting and other official business related to the remaining public shell, the liquidity of the Company has improved since June 30, 2001. As a result of the transfer, the Company does not have any revenue generating activities and thus no expectation of income for the foreseeable future.

The Company will need to borrow funds to cover ongoing reporting and other expenses, and management anticipates that any such new Company liabilities will be paid from the proceeds of a merger.

--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                       Continued

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

In this regard, the Company signed a non-binding letter of intent on June 14, 2002 with what it deems to be an acceptable merger candidate. The Company disclosed the execution of this letter of intent in a press release on June 15, 2002. The letter of intent has been extended through August 16, 2002 as the Company and the merger candidate continue their due diligence investigations and negotiation of the definitive agreement. While no binding agreement has yet been signed, the Company anticipates that such an agreement will be signed and the merger completed prior to August 30, 2002.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

                  None.

--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                       Continued

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TELS Corporation
                                                       ----------------

Dated:  August 14, 2002                          By:  /s/ John L. Gunter
        ---------------                               ------------------------
                                                       John L. Gunter
                                                       Chairman and President


                                                 By:  /s/ P. Diane. Gunter
                                                      ------------------------
                                                      P. Diane Gunter
                                                      Secretary and Treasurer

--------------------------------------------------------------------------------

                                                                TELS CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                       Continued

--------------------------------------------------------------------------------


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TELS Corporation (the "Company") of Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John L. Gunter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  the information  contained in the Report fairly  presents,  in all
              material   respects,   the  financial   condition  and  result  of
              operations of the Company.


Dated:  August 14, 2002                              By:  /s/ John L. Gunter
        ---------------                                   ----------------------
'                                                         John L. Gunter
                                                          Chairman and President

--------------------------------------------------------------------------------