Form 10KSB
period 2002-09-30
TELS CORP
filed 2003-01-23
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10K-SB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2002.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         _______________.

                         Commission file number 0-12993

                                TELS CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

             Utah                                            87-0373840
---------------------------------              ---------------------------------
   (State or Other Jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)

 1750 Yankee Doodle Road, Suite 202, Eagan MN                  55121
 ---------------------------------------------              ------------
   (Address of principal executive offices)                  (Zip Code)

                                 (651)-681-8408
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code

         Securities registered under Section 12(b) of the Act:


                                                        Name of Each Exchange
          Title of each Class                            on Which Registered
          -------------------                           ---------------------
                  None                                           None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $0.02
                          -----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year. The issuer's revenues for the fiscal year ended September 30, 2002, were $455,957.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

         As of January 8, 2003, based on the average of the bid and asked prices on the OTC Bulletin Board interdealer quotation system on that date of $0.145, the aggregate market value of the approximately 10,700,108 shares held by non-affiliates was approximately $1,551,516.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of January 8, 2002, there were 22,692,952 Shares of the Issuer's Common Stock, par value $0.02, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         None.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect TELS' views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed operation and growth of TELS, statements with regard to the nature and extent of competition TELS may face in the future, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under "Item. 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation." The forward-looking statements are based on present circumstances and on TELS' predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this information statement and TELS assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Part I

Item 1.  Description of Business

         Recent Developments

On September 12, 2002, TELS acquired Strategic Futures and Options, Inc., a Minnesota corporation ("SFO"), as a wholly-owned subsidiary of TELS in a reverse merger transaction pursuant to an Agreement and Plan of Reorganization dated as of August 16, 2002. TELS formed a new, wholly-owned subsidiary that was merged into SFO and the outstanding shares of SFO were converted into shares of TELS' common stock. In connection with the transaction, TELS issued 18,500,133 shares to the SFO shareholders. As a result of its acquisition of SFO, TELS has a total of 22,692,952 shares of common stock issued and outstanding, of which 4,192,819 shares or 18.5% are held by the persons that were shareholders of TELS prior to the merger, and 18,500,133 shares or 81.5% are held by the former shareholders of SFO. At the closing of the reorganization, the former members of management of TELS resigned and the persons designated by SFO were elected as the new directors and executive officers of TELS. The reorganization has been treated for accounting purposes as a recapitalization of SFO.

         Historical Information

TELS Corporation was incorporated in Utah in February 1981. From its inception through June 30, 2001, TELS was engaged through its subsidiaries in the design, manufacture, assembly, sale and service of microprocessor-based computer systems for various applications in various industries, primarily telecommunications applications in the lodging industry. On June 30, 2001, TELS discontinued its business operations and transferred its operating assets and certain liabilities to its wholly-owned subsidiary TEL electonics, inc. ("TEL electronics"). Effective July 27, 2001, TELS transferred TEL electronics and other assets to two of its former officers and directors in exchange for their assumption of TELS' net liabilities. TELS acquired SFO on September 12, 2002, and at September 30, 2002, TELS' only business activity was its ownership of SFO.

SFO was formed in Minnesota in January 2001 as a wholly-owned subsidiary of International Strategic Assets, Inc. ("International"). In July 2002, International distributed all the outstanding shares of SFO to the twenty-five shareholders of International as an in-kind dividend. In September 2002, SFO was acquired by TELS in a reverse merger transaction as discussed above. Ronald Wolfbauer, the President, CEO, a director, and a principal shareholder of TELS, is also the President, CEO, a director and principal shareholder of International.

TELS and SFO are referred to collectively in this report as "TELS" or the "Registrant," unless otherwise indicated to the contrary.

         General

TELS wholly-owned subsidiary, SFO, is registered as an introducing broker with the Commodities Futures Trading Commission ("CFTC") and is a member of the National Futures Association ("NFA"). SFO is engaged in the business of trading futures and options contracts on behalf of its clients. SFO trades in a variety of commodities, including grains, energies, currencies, and index futures, and has recently begun trading in stock futures and options on individual stocks. SFO's revenues are derived from fees generated as a result of its client's trading activities in these markets.

         Futures and Options Industry

SFO trades futures contracts on behalf of its clients. Futures contracts are standardized contracts made on organized exchanges, which provide for the future delivery of various agricultural and industrial commodities, foreign currencies, financial instruments, financial indexes, stock indexes, and others at a specified price, date, time and place. The contractual obligations may be satisfied either by taking or making physical delivery of an approved grade of the commodity or cash settlement in the case of financial-related or certain other futures contracts or by making an offsetting or liquidating sale or purchase of an equivalent futures contract prior to the expiration date of the futures contract. Futures prices can be highly volatile and are influenced by many factors, such as changing supply and demand relationships, government agricultural, commercial, and trade programs and policies, interest rate and equities price fluctuations, national and international political and economic events, weather and climate conditions, insects and plant diseases, and purchases and sales by foreign countries. Futures traders fall into two broad classifications: hedgers and speculators. Hedging is a protective procedure designed to minimize the price risk inherent in a cash market position. The usual objective of the hedger is to protect the profit he expects to earn in his business rather than to profit from his futures trading. For example, a farmer would attempt to protect the amount he expects to earn on a corn crop by taking a position in corn futures. The speculator generally expects neither to deliver nor receive the physical commodity or cash settlement. Instead, the speculator risks his capital with the hope of profiting from price fluctuations in futures contracts. The speculator is, in effect, the risk bearer who assumes the risks the hedger seeks to avoid. Most of SFO's clients trade futures for speculative rather than hedge purposes.

SFO also trades options on futures contracts on domestic exchanges, including options on U.S. Treasury Bond futures, gold futures, stock index futures, agricultural futures, financial futures and various foreign currencies. Options are the right, but not the obligation, to purchase or sell futures contracts at any time until expiration of the option.

         SFO Operations

SFO's operations are conducted from its offices at 1750 Yankee Doodle Road, Suite 202, Eagan, Minnesota. SFO employs six licensed commodities brokers, including Mr. Wolfbauer, President, CEO and registered principal. SFO is a full service brokerage and assists its clients with money management strategies and trading disciplines. However, SFO is an introducing broker, which means it is licensed to handle customer orders but not to hold customer funds. As a result, SFO has entered into an Introducer Agreement with E.D. & F. Man International, Inc. ("Man") pursuant to which Man executes and clears all transactions on behalf of SFO's clients on a fully disclosed basis, and holds the funds and securities of such clients. At the end of each month, Man pays all commissions owing to SFO, less its monthly clearing charges, to Fox, Inc., who in turn pays such commissions over to SFO after deducting Fox's charges. All of SFO's revenues are generated as commissions on transactions effected by SFO's customers. Commissions are typically charged at a flat rate per "round turn," or a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. Commissions are then divided equally between SFO and the broker responsible for generating such transaction, after deducting Man's clearing charges and the transaction charges by Fox, Inc. Any discussion of the Introducer Agreement in this report is qualified by reference to the actual Introducer Agreement, a copy of which is filed as an exhibit to this report.

SFO shares office space with International, its former parent and a company related to TELS through common ownership and management. International provides SFO with office space, office furnishings, utilities, and the shared use of a receptionist for a flat fee of $10,280 per month pursuant to a Management Agreement, as amended, between the parties. SFO also incurs other monthly operating expenses including those for office supplies, Data Transmission Network quote machines for its brokers, and other items.

SFO maintains a back office that handles the verification of all trade orders and its office administration, accounting and bookkeeping operations. SFO currently has one employee in its back office.

To date SFO has built its core business in the traditional full-service brokerage area and most of its business has originated through its individual registered futures and options brokers and by word of mouth. At present, it has six registered brokers in its offices. SFO intends to grow its brokerage business by continuing to recruit and train new individual brokers and by better developing customer leads.

         Employees and Associated Persons

SFO has six traders, including Mr. Wolfbauer, and one compliance/administrative assistant, all of whom have received their Series 3 Licenses from the NFA. SFO has also engaged Keith P. Rowland, a shareholder, as a part-time financial consultant. SFO does not anticipate that its employees or associated persons will be represented by unions and considers its relationship with its employees to be good.

         Facilities

The principal executive offices of TELS have been relocated to SFO's principal executive offices located at 1750 Yankee Doodle Road, Suite 202, Eagan, Minnesota 55121, where its telephone number is (651) 681-8408. As discussed above, International provides such office space and other items of overhead to SFO at a fixed monthly fee under the terms of a management agreement entered into between the parties on July 1, 2002. The management agreement was amended on September 15, 2002 to increase the management fee from $9,260 per month to $10,280 per month, effective August 1, 2002, as a result of International's hiring of a receptionist who provides services to both companies.

         Competition

The futures brokerage business is highly competitive and SFO competes with numerous other brokerage firms, both full service and discount, which may offer clients a broader range of financial services than does SFO and which have substantially longer track records, financial resources and operating efficiencies than SFO. SFO competes in the markets based on its fundamental and technical knowledge of the markets, and its ability to attract and retain clients is dependent on its performance in the markets via its trading recommendations. SFO competes with numerous firms including brokerage firms like Lind-Waldock & Company, First American Discount Corp., Jack Carl Futures division of E.D. & F. Man, Inc., and LFG, LLC, large securities brokerages, and other independent securities and futures brokerage firms, like Reserve Financial. There can be no assurance that SFO will be able to compete effectively in the market.

         Regulation

Futures exchanges and professionals in the United States are subject to extensive regulation by the CFTC under the Commodity Exchange Act. The principal function of the CFTC is to promote orderly and efficient commodity futures markets through regulation. With respect to domestic futures and options trading, the Commodity Exchange Act requires all futures commission merchants and all introducing brokers, such as SFO, to meet and maintain specified fitness and financial requirements, account separately for all clients' funds, property and positions, and maintain specified books and records on customer transactions open to inspection by the staff of the CFTC. Failure to meet these regulatory requirements could subject SFO to disciplinary actions, including fines, censure, suspension or revocation of registration.

Futures professionals and organizations are governed by regulatory oversight by the futures exchanges or self-regulatory organizations such as the NFA, of which they are members. In addition, the CFTC has delegated its registration and certain regulatory functions to the NFA. The NFA, a self-regulatory body, has established and enforces training standards and proficiency tests, minimum financial requirements and standards of fair practice for futures commission merchants. As a designated self-regulatory organization, the NFA has authority to enforce its rules, the violation of which could lead to various penalties, including expulsion. Since NFA membership is mandatory for all CFTC registered commodity professionals, loss or suspension of this membership would preclude a firm from engaging in business. SFO is a member of the NFA.

                                  RISK FACTORS

The conduct and growth of TELS' business, as conducted through SFO, is subject to several significant risks, including those set forth below. You should carefully read and consider such risk factors.

TELS' subsidiary, SFO, has a limited operating history and it is difficult to evaluate its business. SFO was only recently incorporated in January 2001 and does not have an established history of operations. SFO faces all the risks inherent in a new business and there can be no assurance it will be successful and/or profitable. SFO's entry into the volatile industry of commodities and futures trading and its lack of a significant operating history make it difficult to evaluate the risks and uncertainties it faces. SFO's failure to address these risks and uncertainties could cause its business results to suffer.

The success of TELS' subsidiary, SFO, depends on its ability to provide advice to its clients that makes their transactions profitable. SFO advises its clients with respect to trading strategies as well as executing its clients' orders. SFO believes that much of its growth has resulted and will in the future result from "word of mouth" recommendations from existing clients. If SFO were to be incorrect in predicting a market trend or trends and its clients lost money on their transactions, the result could be an erosion of SFO's existing client base and a decrease in the growth of new customers, both of which would have a substantially adverse impact on SFO and its results of operations.

TELS is substantially dependent on Ronald Wolfbauer, the founder of SFO and its market strategist, and the loss of his services would have an adverse effect on its business. TELS is dependent on Ronald Wolfbauer, the chief executive officer of TELS and SFO, to operate the company and the loss of any his services may be expected to have an adverse impact on its operations until such time as he could be replaced, if he could be replaced. TELS does not carry key man life insurance on the life of Mr. Wolfbauer nor has it entered into an employment agreement with Mr. Wolfbauer.

SFO relies on E.D. & F. Man International, Inc.("Man") for trade execution and clearing services, and the termination of SFO's agreement with Man or increased clearing costs could have an adverse impact on SFO's business. Because SFO is an introducing broker, it does not execute or clear trades for its clients, or hold its client's funds. Instead, SFO pays Man, a competitor of SFO, to provide trade execution and clearing services. As a result of its clearing agreement with Man, SFO is dependent on Man for the orderly processing of transactions. Termination of this agreement or any interruption of Man's operations could harm SFO's business. SFO attempts to cover its clearing costs through commission fees charged to its clients, however, if SFO's clearing costs increased and it was unable to also increase its commission rates, its profitability would be adversely affected. SFO has agreed to indemnify Man for claims, suits, actions, or any other proceedings relating to SFO's customers.

Mistakes on orders or "rogue brokers" could harm SFO's business. If SFO makes a mistake on a customer's order, it may be obligated to bear the burden of any losses incurred by the customer. These losses could be very large and could materially adversely affect SFO or even compromise its ability to conduct its operations. SFO is also responsible for supervising its brokers in their dealings with customers. Therefore, SFO may be obligated to cover losses in a customer's account caused by the improper trading activity of a broker. While SFO believes it has an effective compliance program, no assurances can be given that it will not at some time incur losses as a result of broker error or misconduct.

The limited operating history and limited resources TELS' subsidiary, SFO, put it at a significant competitive disadvantage in the futures and trading industry. SFO competes with many other businesses, almost all of which offer a broader range of financial services and have substantially greater resources and operating efficiencies than SFO, such as Lind-Waldock & Company, First American Discount Corp., Jack Carl Futures division of E.D. & F. Man International, Inc., LFG, LLC, and Reserve Financial. The intense competition among futures brokerage firms, and SFO's relative lack of resources may prevent it from successfully competing for the accounts of clients.

The shares of common stock available for sale in the future could adversely affect the market price for TELS' common stock. Of the approximately 22,692,952 shares outstanding, approximately 4,192,819 shares are freely tradable or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended. Sales of substantial amounts of this common stock in the public market could adversely affect the market price for TELS' common stock. The approximately 18,500,133 remaining shares will become available for sale under Rule 144 on September 12, 2003, unless registered for resale prior to that date, and the availability of those shares for sale could also adversely affect the market price for TELS' common stock.

The price for TELS' stock could be volatile. In the event an established market for TELS' common stock should develop, market prices will be subject to significant fluctuation in response to many factors, including: variations in TELS' operations; investors' perception of TELS; developments with regard to TELS' activities, financial condition and management; investors' perceptions of the commodities and futures industry in general; supply and demand; interest rates; and general economic conditions.

Control by Officers, Directors, and Principal Shareholders. The officers, directors and principal shareholders of TELS own over 63.5% of TELS' outstanding shares of common stock. As a result, these shareholders are effectively able to control the management and policies of TELS through their ability to determine the outcome of elections for TELS' board of directors and other matters requiring the vote or consent of shareholders.

Item 2.  Description of Property

TELS does not own any real estate or other significant properties. TELS' principal executive offices are located at the principal executive offices of SFO at 1750 Yankee Doodle Road, Suite 202, Eagan, Minnesota 55121, where its telephone number is (651) 681-8408. Such office space and other items of overhead are provided to SFO by International Strategic Assets, Inc. ("International"), its former parent who is related to SFO through common ownership and management, for a fixed monthly fee of $10,380 under the terms of a management agreement, as amended, between SFO and International.

Item 3.  Legal Proceedings

An ex-employee of TELS asserted an age discrimination claim against TELS before the Utah Labor Commission. TELS tendered defense of this claim to its insurance company and denied any discrimination in its relationship with the ex-employee. As a negotiated term of TELS' acquisition of SFO, a former subsidiary of TELS agreed to indemnify and hold TELS harmless from any amounts incurred in connection with such proceeding. The matter was settled in December 2002 and the settlement amount was paid by the former subsidiary and TELS insurance carrier. Except for the foregoing, TELS is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation by or against TELS has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to TELS' security holders during the fourth quarter of the fiscal year ended September 30, 2002.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

TELS' common stock is quoted on the OTC Bulletin Board under the symbol "TELS." On January 8, 2003, the high bid and low asked prices for TELS' common stock on the OTC Bulletin Board were $0.14 and $0.15, respectively.

TELS' common stock is included on the OTC Bulletin Board under the symbol "TELS." The following table sets forth the high and low bid quotations for TELS' common stock on the OTC Bulletin Board for the preceding three fiscal years ended September 30, 2002, 2001, and 2000.

                                             High Bid         Low Bid
                                             --------         -------
         2002
         ----
         First Quarter                       $ 0.04            $ 0.02
         Second Quarter                        0.04              0.022
         Third Quarter                         0.11              0.035
         Fourth Quarter (ended 9-30-02)        0.51              0.08

                                             High Bid         Low Bid
                                             --------         -------
         2001
         ----
         First Quarter                       $ 0.20            $ 0.0625
         Second Quarter                        0.21              0.10
         Third Quarter                         0.11              0.07
         Fourth Quarter (ended 9-30-01)        0.07              0.04


                                             High Bid         Low Bid
                                             --------         -------
         2000
         ----
         First Quarter                       $ 0.41            $ 0.11
         Second Quarter                        0.62              0.13
         Third Quarter                         0.35              0.15
         Fourth Quarter (ended 9-30-00)        0.19              0.125


The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

TELS has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

At December 30, 2002, there were 853 holders of record of TELS' common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by TELS' transfer agent.

Transfer Agent

American Stock Transfer, 6201 15th Avenue, Brooklyn, NY 11219, telephone
(718) 921-8210, serves as transfer agent and registrar for TELS' common stock.

Recent Sales of Unregistered Securities

On September 12, 2002, TELS issued 18,500,133 shares of its common stock to the twenty-five shareholders of SFO to acquire SFO. No underwriter was involved in the transactions and the shares were issued by TELS directly to the shareholders. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation. The purchasers acknowledged that they were purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock legend.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with TELS' financial statements, which are included elsewhere in this report. The following information contains forward-looking statements.

         Overview

         TELS acquired SFO on September 12, 2002, in a transaction treated for accounting purposes as a "reverse acquisition." As a result, the historical results presented in the financial statements included in this report are those of SFO through September 12, 2002, after which the historical results are those of the combined entities. SFO was incorporated on January 22, 2001, and any reference in this report to "fiscal 2001" shall be deemed to refer to the period from SFO's inception on January 22, 2001 through September 30, 2001. TELS does not conduct any active business operations other than the operations conducted through SFO, its wholly-owned subsidiary.

         SFO is a registered introducing broker with the Commodities Futures Trading Commission ("CFTC") and a member of the National Futures Association. We provide services of introducing customer securities and commodities transactions to E.D. & F. Man International, Inc. on behalf of our clients through the brokers employed by our company. We currently do not generate any revenue through online trading although it is a goal of the company to commence online trading in the future. We have not traded for ourselves but it is the intent of the company to open and trade a proprietary account on behalf of our firm.

         Our revenues consist primarily of brokerage commissions. Brokerage commissions are generated through customer trades. We have experienced growth in our revenue since our inception in January 2001 due to (i) the fluctuations and instability in the equity markets, and (ii) the growth in number of our customer accounts and the resulting increase in our trading activities.

         Results of Operations

         The following table summarizes our operations for each of the periods indicated below.

                                                                                      Period From
                                                                                     Jan. 22, 2001
                                                               Year Ended         (date of inception)
                                                             Sept. 30, 2002        to Sept. 30, 2001
                                                             --------------       --------------------
                  Revenues
                    Commissions earned                          $  455,957             $   80,970


                  Operating expenses
                    Brokers' commissions and fees                  186,719                 39,883
                    Employee compensation and benefits              96,942                  2,166
                    Management fees                                 71,280                 32,000
                    Professional                                    40,259                      -
                    Advertising and printing                        28,614                  4,728
                    Depreciation                                       316                    197
                    Other                                           10,680                    443
                                                                ----------             ----------
                       Total operating expenses                    434,810                 79,417
                                                                ----------             ----------

                  Income before income taxes                        21,147                  1,553

                  Provision for income taxes                             -                    600
                                                                ----------             ----------

                  Net income                                    $   21,147             $      953
                                                                ==========             ==========

Periods Compared

The comparison of operations in 2002 and 2001 is complicated by the fact that SFO was incorporated on January 22, 2001 so the 2001 results include a period of approximately eight and one-third months, while the 2002 results include a full year of operations.

Revenue

Commission revenues increased to $455,957 in fiscal 2002 from $80,970 in fiscal 2001. This increase in revenue is primarily attributable to the growth in our client accounts from approximately 32 at September 30, 2001 to over 100 at September 30, 2002. As we continue to hire additional brokers and continue our marketing activities, we anticipate that our client accounts will continue to increase.

Net income

Net income increased to $21,147 in fiscal 2002, as compared to $953 in fiscal 2001. This increase was attributable to the increase in customer accounts and funds and the resulting increase in contracts written.

Operating expenses

Operating expenses increased to $434,810 or 95.4% of net revenue in fiscal 2002 from $79,417 or 98.1% of net revenue in fiscal 2001. The decrease as a percentage of sales is related to the volume of the activity in and the growth of the number of trading accounts we currently have under management.

Brokers' Commissions

Brokers' commissions increased to $186,719 or 41.0% of net revenue in fiscal 2002 from $39,883 or 49.3% of net revenue in fiscal 2001. The decrease as a percentage of sales is the result of the types of contracts traded and their respective commission.

Employee compensation, taxes and benefits

Employee compensation, taxes and benefits increased to $96,942 in fiscal 2002 from $2,166 in fiscal 2001 because we added personnel in our administrative area. We believe our current administrative and support staff is sufficient to support our office functions as we continue to add brokers to our company.

Management Fees

Management fees increased to $71,280 in fiscal 2002 from $32,000 in 2001. Currently, we occupy part of a facility leased by International Strategic Assets, Inc. ("International"). SFO was formed in January 2001 as a wholly-owned subsidiary of International and operated in the same facility as a cost-savings measure. SFO, after the distribution to its' shareholders and the subsequent acquisition by TELS, continues to operate in the same facility. The monthly management fee is charged by and paid to International to cover the shared administrative and occupancy expenses. Currently, International charges SFO $10,380 per month for its share of these expenses.

Professional

Professional fees of $40,259 were incurred in 2002 for the issuance of audited financial statements and services provided by various legal firms.

Advertising and printing

Advertising and printing increased to $28,614 in fiscal 2002 from $4,728 in fiscal 2001. We increased our advertising and promotional efforts by creating company portfolios that are sent to all potential clients. This, along with our participation at out-of-state investment seminars and the travel costs incurred in connection therewith, is the reason for the increase in costs.

         Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 were $10,548 as compared to $248 at September 30, 2001. Working capital at September 30, 2002 was $22,627 as compared to $1,164 at September 30, 2001.

Net cash provided by operating activities was $10,300 for the year ended September 30, 2002 compared to $234 for the period ended September 30, 2001. The increase in cash flow provided by operating activities was primarily the result of our increase in revenue and resulting net income offset by an increase in receivables.

We believe and intend to fund any internal or external growth initiatives from our operating activities. However, no assurances can be given that we will realize sufficient cash flow from operations. If not, or if our plans change or our assumptions change or prove to be inaccurate, we may require additional financing and may seek to raise funds through equity or debt financings or other sources. If we require additional funds, they may not be available in adequate amounts or on acceptable terms. If funds are required but are not available, it could have a material adverse impact on our business.

We presently anticipate that we will only need to make minimal capital expenditures through the fiscal year ended September 30, 2003. These expenditures will be primarily for the acquisition of new computers and accessories as we hire additional brokers or for general replacement.

Item 7.  Financial Statements

The following financial statements are being filed with this report and are located following the signature page and officer certifications.

Consolidated Financial Statements of TELS Corporation and Subsidiary, September 30, 2002

         Report of Tanner + Co., Certified Public Accountants
         Report of McGladrey & Pullen, LLP, Certified Public Accountants
         Balance Sheet, September 30, 2002
         Consolidated Statement of Income for the year ended September 30, 2002, and the period from January 22, 2001 (date of inception) to September 30, 2001
         Consolidated Statement of Stockholders' Equity for the period from January 22, 2001 (date of inception) to September 30, 2001 and Year Ended September 30, 2002
         Consolidated Statement of Cash Flows for the year ended September 30,
            2002, and the period from January 22, 2001 (date of inception) to September 30, 2001
         Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

TELS has had no disagreements with its principal independent accountant with respect to accounting practices or procedures or financial disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of the executive officers and directors of TELS. Each of such persons serves in identical positions with SFO. John Gunter served as Chairman, President and a Director, and P. Diane Gunter served as Secretary, Treasurer, and a Director, of TELS until September 12, 2002 when they resigned from their respective positions with TELS in connection with TELS' acquisition of SFO.

         Name                         Age              Title*
         ----                         ---              ------
         Ronald G. Wolfbauer, Jr.     41      Chairman, President, and Director
         Jennifer M. Hildebrandt      30      Secretary and Treasurer
         David Brandt                 67      Director

--------------------------
         *The term of office of each director is one year and until his or her successor is elected at TELS' annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. Each of TELS' officers and directors has served in the offices indicated above since September 12, 2002, except Jennifer Hildebrandt who was elected as Secretary and Treasurer on December 17, 2002.

Certain biographical information of TELS' directors and officers is set forth below.

David Brandt. Mr. Brandt is and has since August 2002 been the Chairman and CEO of Trident Products, Inc., a manufacturer of plastic and composite products. He has also been the Chairman of the Board of Trident Products since September 1993. From February 1979 until June 2000, Mr. Brandt was the founder, Chairman and CEO of ERDA, Inc., a manufacturer of aircraft seating and medical subsystems. Mr. Brandt sold his interest in ERDA in June 2000 and retired from employment with ERDA in September 2000.

Jennifer M. Hildebrandt. Ms. Hildebrandt is and has since February 2002 been the Compliance Officer of SFO and has been SFO's Office Manager since January 2001. From June 2000 to June 2001, she was employed by International Strategic Assets, Inc. as an office manager, where her responsibilities included management of accounts payable and shipping. From August 1999 to June 2000, Ms. Hildebrandt was employed by Endres Processing as an accounts payable manager, and from August 1997 through August 1999, she was employed as an office manager by Robinson Laboratories.

Ronald G. Wolfbauer, Jr. Mr. Wolfbauer founded SFO in January 2001 and has served as its chief executive officer and registered principal since its formation. Mr. Wolfbauer is also the founder and chief executive officer of International Strategic Assets, Inc., a precious metals trading company that was organized in March 1999. From 1991 to 1999, Mr. Wolfbauer served as a broker and the sales manager of Investment Rarities Incorporated, a precious metals trading firm, where his duties included the oversight of approximately 80 brokers and the analysis of market trends. Mr. Wolfbauer is a registered Series-3 commodities broker with the NFA. From November 1999 to March 2000, Mr. Wolfbauer was also a director of ISAI, Inc., a public company engaged in developing an e-commerce business.

Board of Directors Meetings and Committees

The Board of Directors held five meetings during the fiscal year ended September 30, 2002. The directors also discussed the business and affairs of TELS informally on numerous occasions throughout the year and took several actions through unanimous written consents in lieu of meetings.

There are no committees of the Board of Directors at this time. The Board of Directors intends to appoint an Audit Committee in the near future.

         Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TELS' directors and executive officers, and persons who own more than 10% of a registered class of TELS' equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of TELS. Officers, directors, and greater than 10% stockholders are required to furnish TELS with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to TELS during or respecting its last fiscal year ended September 30, 2002, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of TELS or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act except as described below.

In connection with TELS' acquisition of SFO on September 12, 2002, certain of the SFO shareholders became beneficial owners of 10% or more of TELS' issued and outstanding shares of common stock and the persons designated by SFO became the executive officers and directors of TELS. Such executive officers, directors and principal shareholders were required to file Form 3 Reports on or before September 23, 2002. However, several of such reports were filed late as a result of delays experienced by such persons in obtaining the EDGAR filing codes required as a prerequisite for the electronic filing of such reports. The names of the persons whose reports were filed late and the dates such reports were filed are as follows: (i) The Form 3 Report of Ronald G. Wolfbauer, Jr. was filed on September 24, 2002; (ii) the Form 3 Report of David E. Brandt was filed on September 27, 2002; (iii) the Form 3 Report of Dennis D. Postma was filed on September 30, 2002; and (iv) the Form 3 Report of Brewster Diversified Services, Inc. was filed on September 30, 2002.

Item 10. Executive Compensation

         Summary Compensation

         The following table sets forth, for TELS' last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the persons who served as Chief Executive Officer of TELS (the "Named Executive Officers"). No other officers of TELS or its subsidiaries received annual compensation in excess of $100,000 during the last three fiscal years.

                                                                                          Long Term Compensation
                                       -------------------------------------- ------------------------------------------------
                                                Annual Compensation                     Awards                  Payouts
                          ------------ -------------------------------------- --------------------------- --------------------
           (a)                 (b)          (c)         (d)         (e)           (f)           (g)          (h)       (i)
                                                                   Other                    Securities                All
                                                                   Annual      Restricted   Underlying                Other
                            Year                                   Compen-       Stock       Options/      LTIP     Compen-
    Name and Principal      Ended         Salary       Bonus       sation       Award(s)       SARs       Payouts    sation
         Position           Sept. 30,       ($)         ($)          ($)          ($)       (no.) (5)       ($)         ($)
--------------------------- ---------- -------------- --------- ------------- ------------- ------------- ---------- ---------
Ronald G. Wolfbauer, Jr.,     2002       $ 70,829            --      *             --            --          --         --
President (CEO)(1)            2001       $ 25,307            --      *             --            --          --         --
                              2000            N/A           N/A     N/A           N/A           N/A          N/A       N/A

John L. Gunter(2)             2002              0             0      *             --            --          --         --
 Former Pres. (CEO)           2001        $80,400             0      *             --            --          --         --
                              2000       $150,330             0      *         $96,000(3)        --          --         --

-------------------
*Compensation in the form of incidental benefits such as the use of company automobiles did not exceed $50,000.

(1) Mr. Wolfbauer is compensated on a commission basis and does not draw a regular salary. SFO was incorporated in January 2001 and the figures presented for 2001 only encompass the approximately nine-month period from inception through the end of the fiscal year.
(2)  John L. Gunter served as President and CEO until September 12, 2002.
(3) During the year ended December 31, 2000, TELS granted John L. Gunter a stock bonus of 300,000 shares of TELS common stock that vested over three years and required TELS to pay Mr. Gunter $20,000 per year to offset tax liabilities associated with the stock bonus.

         Option/SAR Grants in Last Fiscal Year

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the Named Executive Officers of TELS.

          (a)                              (b) (c) (d) (e) % of Total                     Potential Realizable Value at
                           Number of      Options/SARs                                     Assumed Rates of Share Price
                           Securities      Granted to                                     Appreciation for Option Term
                           Underlying      Employees      Exercise or                                  ($)
                          Options/SARs   During Fiscal     Base Price     Expiration      -------------------------------
         Name            Granted (no.)        Year         ($/share)         Date               5%               10%
         ----            -------------   -------------    ------------    -----------     ------------       ------------
Ronald G. Wolfbauer, Jr.       --              --             --              --                --                 --
John L. Gunter(1)              --              --             --              --                --                 --
-------------------

(1)  John L. Gunter served as President and CEO until September 12, 2002.


         Aggregate Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Values

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year end values of unexercised options and SARs.

          (a)                                                 (b) (c) (d) (e)
                                                              Number of
                                                              Securities Value
                                                              of Unexercised
                                                             Underlying Unexercised    In-the-Money Options/SARs
                                                             Options/SARs at FY End            at FY End
                                                                      (no.)                        ($)
                          Shares Acquired       Value             Exercisable/                Exercisable/
         Name            on Exercise (no.)   Realized ($)         Unexercisable              Unexercisable
         ----            -----------------   ------------    -----------------------   ---------------------------
Ronald G. Wolfbauer, Jr.        --                --                   --                          --
John L. Gunter                  --                --              106,500/0(1)                 $1,596/$0 (2)
-------------------------

(1) Consists of options to acquire 100,000 shares at a price of $0.13 per share and 6,500 shares at a price of $0.60 per share. All of such options expired on December 12, 2002, without having been exercised.
(2) Based on the average of the bid and asked quotations for the Common Stock of $0.145 on January 8, 2003.

         Directors' Compensation

         TELS reimburses its directors for costs incurred by them in attending meetings of the Board of Directors and its Committees. TELS does not currently pay any separate compensation to persons who serve on the Board of Directors.

         Employment Agreements, Termination of Employment, and Change in Control

         TELS previously entered into an employment agreement with John L. Gunter, its former President and CEO, dated March 1, 1994. As a negotiated term of TELS' acquisition of SFO, TELS and Mr. Gunter entered into an Employment Termination Agreement, dated September 12, 2002, pursuant to which the employment agreement and all obligations of TELS thereunder, including any obligations with respect to accrued and unpaid compensation, were also terminated.

         On September 30, 2002, neither TELS nor SFO had any retirement, pension, profit sharing, or insurance or medical reimbursement plans covering their officers, directors or employees.

         Stock Option and Stock Award Plans

         1993 Stock Option and Incentive Plan

         The Stock Option and Incentive Plan was approved by the shareholders on June 7, 1993 and will expire at the close of business on June 6, 2003. On June 6, 1994, the shareholders approved an amendment to this plan that increased the number of shares available for issuance under the plan from 1,000,000 shares to 2,000,000 shares. This plan is to be administered by a committee consisting of at least two members of the Board of Directors. This plan generally permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock performance shares, dividend equivalents and restricted stock on such terms as may be determined by the committee. No shares, options or other awards were granted under this plan during the 2002 fiscal year.

         1994 Outside Directors Stock Option Plan

         This plan was approved by the shareholders on June 6, 1994 and will expire at the close of business on June 5, 2004. This plan provides for the grant of non-statutory stock options to non-employee directors of TELS pursuant to an automatic, non-discretionary grant mechanism. The options are to be exercisable at the market price for TELS common stock on the date of grant and are to be subject to a six-month vesting period. A total of 500,000 shares of TELS common stock were reserved for issuance under this plan. No options were granted under this plan during the 2002 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 30, 2002, the number of shares of TELS' common stock, par value $0.02, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of TELS' common stock, and by each of TELS' officers and directors, and by all officers and directors as a group. On December 30, 2002, there were 22,692,952 shares of TELS' common stock issued and outstanding.

  Title                                                         Number of                      Percent
of Class          Name and Address                          Shares Owned(1)                    of Class
--------          ----------------                          ---------------                    --------
                  Principal Shareholders
                  ----------------------

Common            Brewster Diversified Services               2,853,400                          12.6%
                  4875 Lily Ave. North
                  Lake Elmo, MN 55042

Common            Gregory J. Knez                             1,198,445                            5.3%
                  848 Russell Street
                  Craig, CO 81625

Common            Jeffery L. Lazarus, Jr.                     1,667,909                            7.4%
                  2444 Madison Road, #710
                  Cincinnati, OH 45208

Common            Ann Postma(2)                               1,213,060                            5.3%
                  P.O. Box 668
                  Pierre, SD 57501

Common            Dennis Postma(3)                            4,391,800                          19.4%
                  P.O. Box 668
                  Pierre, SD 57501

Common            Jane Rowland(4)                             1,141,360                            5.0%
                  4875 Lily Ave. North
                  Lake Elmo, MN 55042

Common            Keith Rowland(5)                            4,280,100                          18.9%
                  4875 Lily Ave. North
                  Lake Elmo, MN 55042

                  Officers and Directors
                  ----------------------

Common            David E. Brandt                               456,544                           2.0%
                  2406 Boren Drive
                  Marinette, WI55143

Common            Jennifer M. Hildebrandt                        28,534                            -
                  1750 Yankee Doodle Rd., #202
                  Eagan, MN 55121

Common            Ronald G. Wolfbauer, Jr.                    5,706,800                          25.2%
                  1750 Yankee Doodle Rd., #202
                  Eagan, MN 55121

Common            All Officers and Directors                  6,191,878                          27.3%
                  as a Group (3 persons)
---------------------

(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2)  Does not include 315,340 shares owned by Ms. Postma's spouse, Dennis
     Postma.
(3) Includes 1,213,060 shares owned by Mr. Postma's spouse, Ann Postma; 2,853,400 shares owned by Brewster Diversified Services, Inc. of which Mr. Postma is an officer and director; and 20,000 shares owned by Batavian LLC, of which Mr. Postma is the managing partner.
(4)  Does not include 285,340 shares owned by Ms. Rowland's spouse, Keith
     Rowland.
(5) Includes 1,141,360 shares owned by Mr. Rowland's spouse, Jane Rowland, and 2,853,400 shares owned by Brewster Diversified Services, Inc., of which Mr. Rowland is an officer and director.

          Equity Compensation Plan Information

The following table sets forth information as of September 30, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

--------------------------- ----------------- --------------------- ----------------------------
                               Number of        Weighted-average        Number of securities
                             securities to     exercise price of             remaining
                               be issued          outstanding              available for
                                  upon              options,              future issuance
                              exercise of           warrants                under equity
                              outstanding          and rights               compensation
                                options,                                       plans
                             warrants, and                                   (excluding
                                 rights                                      securities
                                                                            reflected in
                                                                            column (a))
                                 (a)                   (b)                      (c)
--------------------------- ----------------- --------------------- ----------------------------
Equity compensation            131,500(1)            $0.15                   2,335,500
Plans approved by
Security holders
--------------------------- ----------------- --------------------- -----------------------------
Equity compensation                -                   -                         -
Plans not approved by
Security holders
-------------------------

(1) Subsequent to September 30, 2002, all 131,500 outstanding options expired without having been exercised.

Item 12. Certain Relationships and Related Transactions

SFO compensates its traders, including Ronald Wolfbauer, President and CEO of TELS and SFO, on a commission basis with commissions being paid immediately following the end of each calendar month. Losses incurred by SFO as a result of errors in connection with the handling of customer orders or accounts are charged to the broker responsible for the account and are offset against his or her commission income at the end of the month. It has been the business practice of SFO to allow a broker whose error account charges exceed his commission income during a particular calendar month to offset the shortfall against future commission income. TELS was recently advised that this business practice could, in the case of Ronald Wolfbauer, President and CEO, be construed to constitute a personal loan from SFO to Mr. Wolfbauer in violation of Section 402 of the Sarbanes-Oxley Act of 2002. As a result, on January 14, 2003, Mr. Wolfbauer paid SFO the entire outstanding balance of his error account and agreed that in the event his error account for any future month should exceed his income for that month, he will immediately pay the difference to SFO. The balance of Mr. Wolfbauer's error account was $18,958 at September 30, 2002 and $44,788.28 at January 14, 2003.

In August 2002, the board of directors of SFO adopted resolutions generally stating that in consideration for the services provided to SFO by Dennis Postma and Keith Rowland in introducing SFO to TELS and providing assistance in connection with TELS' acquisition of SFO, SFO would cause TELS to enter into a standard registration rights agreement with Messrs. Postma and Rowland and certain of their associates with respect to the TELS shares to be received by them in the reorganization. TELS has determined that the registration of such shares would be unreasonably expensive, particularly in light of the relatively short holding period for such shares under Rule 144, and is negotiating with Messrs. Postma and Rowland to pay cash compensation to such persons in lieu of the registration rights.

From July 2002 through the present date, Keith Rowland, a principal shareholder, has provided financial consulting services to SFO pursuant to an oral agreement between the parties. Mr. Rowland is compensated for such services at the rate of $3,000 per month.

SFO was formed in Minnesota in January 2001 as a wholly-owned subsidiary of International Strategic Assets, Inc. ("International"). In July 2002, International distributed all the outstanding shares of SFO to the twenty-five shareholders of International as an in-kind dividend. In September 2002, SFO was acquired by TELS in a reverse merger transaction as discussed herein. The former shareholders of SFO who now own a controlling interest in TELS are also shareholders of International. In addition, Ronald Wolfbauer, the President, CEO, a director, and a principal shareholder of TELS, is also the President, CEO, a director and a principal shareholder of International.

SFO entered into a management agreement with International dated July 1, 2002 with respect to the office space shared by such companies. The agreement provides that International will provide SFO with office space, clerical support and other office overhead for an agreed charge of $9,260 per month. On September 15, 2002, the management agreement was amended to increase the monthly payment to $10,380 per month effective as of August 1, 2002, as a result of International's hiring of a receptionist who provides services for both International and SFO. The management agreement was not the result of arm's length negotiations between the parties, however, TELS believes the amount of the management fee is approximately one-half of International's actual out-of-pocket cost for the facilities and services provided and that the management agreement is fair to SFO.

SFO made advances to International from time to time during the fiscal years ended September 30, 2001 and 2002. The amount due to SFO from International as of September 30, 2002 was $31,776. Such amount was repaid in full subsequent to September 30, 2002. SFO has determined not to make advances to International in the future.

Ronald G. Wolfbauer, Jr., President and CEO, entered into a Personal Guarantee with E. D. &F. Man International, Inc. ("Man"), dated March 8, 2001, pursuant to which he personally guaranteed the performance of SFO's obligations under the Introducer Agreement entered into between Man and SFO dated as of June 15, 2001.

As a negotiated term of TELS' acquisition of SFO, on September 12, 2002, John L. Gunter and P. Diane Gunter, former officers and directors of TELS, agreed to waive and release TELS from any claims such persons may have against TELS, including claims for compensation and unpaid loans. In addition, TEL electronics, a former subsidiary of TELS that had been acquired by John L. Gunter and P. Diane Gunter in July 2001, agreed to waive any claim for repayment of outstanding advances made by TEL electronics to TELS and to indemnify and hold TELS harmless from certain specifically identified claims and liabilities and other potential claims arising in connection with the day to day operation of TEL electronics.

On or about June 30, 2001, TELS transferred all of its operating assets and liabilities to its wholly-owned subsidiary, TEL electronics, and on July 27, 2001, John L. Gunter and P. Diane Gunter, former officers and directors of TELS, acquired TEL electronics and other assets from TELS in exchange for the assumption by such persons of liabilities of TELS in the approximate amount of $1,700,000. TELS obtained a fairness opinion from an independent, nationally-recognized valuation firm in connection with the transaction.

Except as described above, there were no material transactions, or series of similar transactions, during TELS' last two fiscal years, nor are there any currently proposed transactions, in which TELS was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following documents are included as exhibits to this report.

Exhibit           SEC Ref.
  No.               No.                    Title of Document                                Location
-------          --------                  -----------------                                --------
 3.1                3               Articles of Incorporation                           Incorporated by
                                    and Amendments Thereto                              Reference*

 3.2                3               Bylaws                                              Incorporated by
                                                                                        Reference*

10.1               10               Introducer Agreement between Strategic              This Filing
                                    Futures and Options, Inc. and E.D.& F.
                                    Man, Intl, Inc. dated as of June 15, 2001,
                                    related Guarantee Agreement, and Personal
                                    Guarantee thereof by Ronald G. Wolfbauer, Jr.

10.2               10               Management Agreement between                        This Filing
                                    TELS Corporation and International
                                    Strategic Assets, Inc. dated as of
                                    July 1, 2002, as amended September 15,
                                    2002

10.3               10               Termination of Employment Agreement                 This Filing
                                    between TELS Corporation and John L.
                                    Gunter dated as of September 12, 2002

10.4               10               Indemnification Agreement between TELS              This Filing
                                    Corporation and TEL electronics, inc., dated
                                    As of September 12, 2002

23.1               23               Consent of Tanner + Co., Certified Public           This Filing
                                    Accountants, to incorporation by
                                    reference of audit report in Form S-8

23.2               23               Consent of McGladrey & Pullen, LLP,                 This Filing
                                    Certified Public Accountants, to incorporation by
                                    reference of audit report in Form S-8

* Incorporated by reference to Exhibit 3.1 to: the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D; Exhibit 10.11 to the Company's 1988 Report on Form 10-K; Exhibit 3.4 to the Company's 1989 Report on Form 10-K;
Exhibit 3.4 to the Company's 1990 Report on Form 10-K; and Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         (b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2002: (i) the 8-K filed September 27, 2002 reporting TELS' acquisition of SFO; (ii) the 8-K filed November 13, 2002 reporting the change in TELS' fiscal year end; and (iii) the 8-K/A filed November 27, 2002 amending the 8-K filed September 27, 2002 to include the unaudited pro forma combined financial statements of TELS and SFO.

Item 14. Controls and Procedures

The Company's President and CEO, who acts as its principal executive and financial officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





         [The balance of this page has been left blank intentionally.]

Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TELS Corporation
                                         (Registrant)


Date: January 15, 2003                   By /s/ Ronald G. Wolfbauer
                                            ----------------------------------
                                            Ronald G. Wolfbauer, Jr.,
                                            President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 15, 2003                  By /s/ Ronald G. Wolfbauer
                                            ----------------------------------
                                            Ronald G. Wolfbauer, Jr., President,
                                            CEO, and Director (Principal
                                            Executive Officer and Principal
                                            Financial and Accounting Officer)


Dated: January 15, 2003                  By /s/ David E. Brandt
                                            ----------------------------------
                                            David E. Brandt, Director

                                 CERTIFICATIONS

         I, Ronald G. Wolfbauer, Jr., certify that:

         1. I have reviewed this annual report on Form 10-KSB of TELS
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 15, 2003


                                    By  /s/ Ronald G. Wolfbauer
                                       -----------------------------------------
                                    Ronald G. Wolfbauer, Jr., President and CEO
                                    (Principal Executive and Financial Officer)

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Ronald G. Wolfbauer, Jr., President of TELS Corporation (the "Company"), with duties and responsibilities equivalent to those of a chief executive officer and chief financial officer, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

         (1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  January 15, 2003                            /s/ Ronald G. Wolfbauer
                                                   ---------------------------
                                                   Ronald G. Wolfbauer, Jr.
                                                   President and CEO

                                                    INDEPENDENT AUDITORS' REPORT



The Board of Directors
TELS Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of TELS Corporation and Subsidiary (Strategic Futures and Options, Inc.) (the Company) as of September 30, 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TELS Corporation and Subsidiary (Strategic Futures and Options, Inc.) as of September 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Tanner + Co.

Salt Lake City, Utah
December 9, 2002

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Strategic Futures and Options, Inc.
Eagan, Minnesota

We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the period from January 22, 2001 (date of inception), to September 30, 2001, of Strategic Futures and Options, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 22, 2001 (date of inception), to September 30, 2001, of Strategic Futures and Options, Inc., in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
August 15, 2002

--------------------------------------------------------------------------------

                                                                              TELS CORPORATION AND SUBSIDIARY
                                                                        (STRATEGIC FUTURES AND OPTIONS, INC.)
                                                                                   Consolidated Balance Sheet

                                                                                           September 30, 2002
-------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                                $           10,548
  Commissions receivable                                                                               68,669
  Receivable from employees                                                                            57,324
  Related party receivable                                                                             31,776
                                                                                           ------------------

      Total current assets                                                                            168,317

Computer equipment, net of accumulated depreciation of $513                                               473
                                                                                           ------------------

      Total assets                                                                         $          168,790
                                                                                           ------------------

-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                         $           58,356
  Accrued liabilities                                                                                  76,954
  Related party payable                                                                                10,380
                                                                                           ------------------

Total current liabilities                                                                             145,690
                                                                                           ------------------

Commitments and contingencies                                                                               -

Stockholders' equity:
  Series A convertible preferred stock, $1.00 par value;
    authorized 10,000,000 shares, issued and outstanding
    0 shares (aggregate liguidation preference of $0)                                                       -
  Common stock, $.02 par value; authorized 50,000,000 shares,
    issued and outstanding 22,692,952 shares                                                          453,838
  Accumulated deficit                                                                                (430,738)
                                                                                           ------------------

      Total stockholders' equity                                                                       23,100
                                                                                           ------------------

                                                                                           $          168,790
                                                                                           ==================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                              F-3

                                                                              TELS CORPORATION AND SUBSIDIARY
                                                                        (STRATEGIC FUTURES AND OPTIONS, INC.)
                                                                             Consolidated Statement of Income

                                                                            Year Ended September 30, 2002 and
                                       Period from January 22, 2001 (date of inception) to September 30, 2001
-------------------------------------------------------------------------------------------------------------

                                                                                2002               2001
                                                                          ---------------    ---------------
Revenues:
  Commissions earned                                                      $       455,957    $        80,970
                                                                          ---------------    ---------------

Expenses:
  Commissions and fees expense                                                    186,719             39,883
  General and administrative expenses                                             176,495              7,337
  Related party management fee expense                                             71,280             32,000
  Depreciation expense                                                                316                197
                                                                          ---------------    ---------------

      Total                                                                       434,810             79,417
                                                                          ---------------    ---------------

      Income before provision for income taxes                                     21,147              1,553

Provision for income taxes                                                              -                600
                                                                          ---------------    ---------------

Net income                                                                $        21,147    $           953
                                                                          ===============    ===============

Income per share - basic and diluted                                      $             -    $             -
                                                                          ===============    ===============

Weighted average shares:
  Basic                                                                        18,707,000         18,500,000
                                                                          ===============    ===============

  Diluted                                                                      18,711,000         18,500,000
                                                                          ===============    ===============

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-4

                                                                              TELS CORPORATION AND SUBSIDIARY
                                                                        (STRATEGIC FUTURES AND OPTIONS, INC.)
                                                               Consolidated Statement of Stockholders' Equity

                                                              Period from January 22, 2001 (date of inception)
                                                       to September 30, 2001 and Year Ended September 30, 2002
--------------------------------------------------------------------------------------------------------------


                                            Common Stock                                            Total
                                    ------------------------------  Additional    Accumulated   Stockholders'
                                        Shares         Amount     Paid-In Capital   Deficit         Equity
                                    ---------------------------------------------------------------------------
Balance, January 22, 2001
  (date of inception)                            -      $       -       $      -     $        -       $      -
                                        ----------      ---------       --------     ----------       --------
Issuance of common stock for cash              100            999              1              -          1,000

Recapitalization in connection with
  reverse acquisition of
  Tels Corporation                      18,500,033        369,004             (1)      (369,003)             -

Net income                                       -              -              -            953            953
                                        ----------      ---------       -------      ----------       --------

Balance, September 30, 2001             18,500,133        370,003              -       (368,050)         1,953

Reverse acquisition of
Tels Corporation                         4,192,819         83,835              -        (83,835)             -

Net income                                       -              -              -         21,147         21,147
                                        ----------      ---------       --------     ----------       --------

Balance, September 30, 2002             22,692,952      $ 453,838       $      -     $ (430,738)      $ 23,100
                                        ==========      =========       ========     ==========       ========

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-5

                                                                              TELS CORPORATION AND SUBSIDIARY
                                                                        (STRATEGIC FUTURES AND OPTIONS, INC.)
                                                                         Consolidated Statement of Cash Flows

                                                                            Year Ended September 30, 2002 and
                                        Period from January 22, 2001 (date of inception) to September 30, 2001
--------------------------------------------------------------------------------------------------------------


                                                                                      2002           2001
                                                                                 --------------  ------------
Cash flows from operating activities:
  Net income                                                                     $       21,147  $        953
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                                            316           197
    (Increase) decrease in:
      Commissions receivable                                                            (45,691)      (22,978)
      Receivable from employees                                                         (57,324)            -
      Related party receivable                                                          (31,776)            -
    (Decrease) increase in:
      Accounts payable                                                                   55,056         3,300
      Accrued liabilities                                                                66,835        10,119
      Related party payable                                                               2,337         8,043
      Income taxes payable                                                                 (600)          600
                                                                                 --------------  ------------

        Net cash provided by operating activities                                        10,300           234
                                                                                 --------------  ------------

Cash flows from investing activities -
  purchase of computer equipment                                                              -          (986)
                                                                                 --------------  ------------

        Net cash used in investing activities                                                 -          (986)
                                                                                 --------------  ------------

Cash flows from financing activities-
  proceeds from issuance of common stock                                                      -         1,000
                                                                                 --------------  ------------

        Net cash provided by financing activities                                             -         1,000
                                                                                 --------------  ------------

        Net increase in cash and cash equivalents                                        10,300           248

Cash and cash equivalents at beginning of period                                            248             -
                                                                                 --------------  ------------

Cash and cash equivalents at end of period                                       $       10,548  $        248
                                                                                 ==============  ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                     $            -  $          -
                                                                                 ==============  ============

    Income taxes                                                                 $            -  $          -
                                                                                 ==============  ============

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                              F-6

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements

                                                              September 30, 2002
--------------------------------------------------------------------------------

1.   Organization          Organization
     and                   TELS Corporation ("TELS") - TELS was incorporated
     Significant           under the laws of the State of Utah in February 1981,
     Accounting            to design, manufacture and sell telecommunications
     Policies              and call accounting products to hotels, motels and
                           small businesses throughout the United States. As of June 30, 2001, TELS discontinued all of its existing operations. Effective July 27, 2001, TELS transferred its operations to certain shareholders of TELS in exchange for their assumption of TELS' net liabilities. As a result of TELS' disposition of its operating activities, TELS ceased its revenue generating activities and became a development stage company.

                           The Company was a developmental stage company until September 12, 2002, when it acquired 100% of the outstanding common stock of Strategic Futures and Options, Inc. ("Strategic"). The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the financial statements are those of Strategic, the accounting acquirer, through September 12, 2002, after which historical results represent the combined entity.

                           Strategic was organized under the laws of the State of Minnesota on January 22, 2001. Strategic's primary business operation includes introducing customer securities and commodities transactions to Man Financial, Inc.

                           Cash and Cash Equivalents
                           The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization          Concentrations of Credit Risk
     and                   As an introducing broker, all of the Company's
     Significant           commissions are receivable from a clearing broker,
     Accounting            and all of the Company's revenues for the period
     Policies              ended September 30, 2002 and 2001 were earned under
     Continued             the Company's introducing agreement with the clearing
                           broker. Either party with 90 days' notice can terminate this agreement. Management believes that another clearing broker could provide similar services on comparable terms. A change in clearing brokers could cause an interruption in access to markets and a possible loss of commissions, which could adversely affect operating results.

                           Fair Value of Financial Instruments
                           The carrying amounts of cash, receivables, payables, and accrued liabilities approximate fair value because of the short maturity of those instruments.

                           Earnings Per Common Share
                           The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

                           The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 116,667 and 125,000 shares of common stock at $.13 per share were outstanding at September 30, 2002 and 2001, respectively, but were not included in the 2001 diluted earnings per share calculation because the effect would have been antidilutive. Options to purchase 6,500 shares of common stock at $.60 were outstanding at September 30, 2002 and 2001 but were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

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

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization          Revenue Recognition
     and                   Commissions and related expenses are recognized on a
     Significant           trade-date basis.
     Accounting
     Policies              Income Taxes
     Continued             The Company accounts for income taxes using the asset
                           and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           Advertising
                           The Company's advertising costs are expensed when incurred. Advertising expense for the years ended September 30, 2002 and 2001 were $13,435 and $1,825, respectively.


2.   Financial             Customer transactions are introduced to and carried
     Instruments           on a fully disclosed basis on the books of its
     with Off-             clearing broker. Under the terms of its clearing
     Balance               agreement, the Company is required to guarantee the
     Sheet Risk            performance of its customers in meeting contracted
                           obligations. Such transactions may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur.

                           In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations. In conjunction with the clearing broker, the Company seeks to control the risks associated with its customer activities by requiring customers to maintain collateral in compliance with various regulatory and internal guidelines. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, the customers may be required to deposit additional collateral or reduce positions where necessary.

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Financial             The Company does not anticipate nonperformance by
     Instruments           customers or its clearing broker. In addition, the
     with Off-             Company has a policy of reviewing, as considered
     Balance               necessary, the clearing broker with which it conducts
     Sheet Risk            business.
     Continued

3.   Related               The Company has a management agreement with a company
     Party                 related through common ownership to provide certain
     Transactions          administrative services on a monthly basis. The
                           management fee was $71,280 for the year ended
                           September 30, 2002 and was $32,000 for the period from January 22, 2001 (date of inception) to September 30, 2001. The related party payable from the management fee was $10,380 at September 30, 2002.

                           The Company periodically makes advances to a company related through common ownership. The related party receivable from the advances was $31,776 at September 30, 2002.


4.   Series A              The Company has authorized the issuance of 10 million
     Convertible           shares of Series A Convertible Preferred Stock. Each
     Preferred             preferred share is convertible into 10 shares of the
     Stock                 Company's Common Stock. The preferred shares have no
                           dividend or liquidation preference.

5.   Stock Option          Stock Option Plans
     Plan                  On June 7, 1993, the Board of Directors approved the
                           1993 TELS Corporation Stock Option and Incentive Plan
                           (the 1993 Plan), which replaced the Company's 1984
                           Stock Option and Bonus Plan (the 1984 Plan). The
                           Company had reserved 1,237,500 shares of its common stock for issuance under the 1984 Plan, of which 464,000 remained available for grant. The Company will not make any further grants under the 1984 Plan.
                           Under the 1993 plan, as amended on June 6, 1994, the maximum number of shares issuable to employees, nonemployees, and consultants totals 2,000,000 shares. The exercise price of options granted is not less than the fair market value on the date of grant as determined by the Compensation Committee
                           (Committee) appointed by the Board of Directors. The options become exercisable over a three-year period, in equal annual increments beginning one year after the date of grant, and expire ten years after the date of grant.

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Stock Option          On June 6, 1994, the Board of Directors also approved
     Plan                  the TELS Corporation 1994 Outside Directors Stock
     Continued             Option Plan (the Director Plan) for which 500,000
                           shares of the Company's common stock have been reserved. Under the Director Plan, non-employee directors may be granted stock options pursuant to an automatic and nondiscretionary grant mechanism.
                           Options granted under this plan fully vest upon the six month anniversary of receipt and may be exercised at any time during the period beginning six months after the date of grant, and ending ten years after the date of grant. The exercise price of the options granted is the fair market value on the date of grant.

                           Information regarding the option plans is as follows:

                                                              Number of         Option Price
                                                               Options            Per Share
                                                           ----------------------------------
                             Outstanding, January 22, 2001       554,500      $ 0.13 - 1.11
                               Forfeited                        (423,000)       0.13 - 1.11
                                                               ---------      -------------

                             Outstanding, September 30, 2001     131,500        0.13 - 0.60
                                                               ---------      -------------

                             Outstanding, September 30, 2002     131,500      $ 0.13 - 0.60
                                                               =========      =============

                           Options exercisable and available for future grant are as follows:

                               Options exercisable                     131,500
                               Options available for grant           2,335,500

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Stock-Based           The Company has adopted the disclosure-only
     Compensation          provisions of Statement of Financial Accounting
                           Standards (SFAS) No. 123, Accounting for Stock-Based
                           Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2002 and 2001, consistent with SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             Year Ended            Period Ended
                                                            September 30,          September 30,
                                                                2002                   2001
                                                          ----------------------------------------
                             Net income - as reported        $     21,147        $        953
                             Net income (loss) - pro forma   $     19,165        $        (38)
                             Income (loss) per share - as
                               reported and pro forma        $          -        $          -
                                                          ----------------------------------------
                           The following table summarizes information about
                           stock options outstanding at September 30, 2002:


                                                  Options and Warrants          Options and Warrants
                                                      Outstanding                    Exercisable
                                        ------------------------------------------------------------------
                                                       Weighted
                                                        Average
                                                       Remaining     Weighted                  Weighted
                             Range of                 Contractual    Average                    Average
                             Exercise     Numbering      Life        Exercise    Number        Exercise
                              Prices     Outstanding    (Years)       Price     Exercisable      Price
                              $0.13        125,000        1.59        $0.13      125,000         $0.13
                               0.60          6,500        4.44         0.60        6,500          0.60
                         ---------------------------------------------------------------------------------
                          $0.13 to 0.60    131,000        1.74        $0.15      131,000         $0.15
                         ---------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Income                The income tax benefit (provision) differs from the
     Taxes                 amount computed at federal statutory rates as follows
                           for the period ended September 30:

                                                                     2002                2001
                                                                  ------------       -----------
                             Income tax provision at federal
                               statutory rate                     $     (7,000)      $      (500)
                             State income tax                           (1,000)             (100)
                             Other                                           -                 -
                             Tax effects of Tels Corporation
                               prior to acquisition                          -          (232,000)
                             Change in valuation allowance               8,000           232,000
                                                                  ------------       -----------
                                                                  $          -       $      (600)
                                                                  ===========        ===========

                           Deferred tax assets (liabilities) are comprised of the following at September 30, 2002:

                           NOL carryforwards                      $  1,234,000
                           Valuation allowance                      (1,234,000)
                                                                  ------------
                                                                  $          -
                                                                  ============

                           As of September 30, 2002, the Company has net operating loss carryforwards (NOL) for federal income tax purposes which expire as follows:

                           Expiration Date                           NOL
                           ---------------                     ---------------
                                2005                                60,000
                                2007                                 6,000
                                2008                               648,000
                                2010                               151,000
                                2011                               638,000
                                2018                               797,000
                                2019                             1,008,000
                                                              ------------
                                                              $  3,308,000
                                                              ============

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Income Taxes          The utilization of the net operating loss
     Continued             carryforwards is dependent upon the tax laws in
                           effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.

                           The Company has a charitable contribution deduction carryforward of $6,000, which expires in 2005.

                           The Company has established a valuation to offset the net deferred tax assets due to the uncertainty of realization caused by the change in ownership, the Company's recurring losses, working capital deficiency and accumulated deficit.


8.   Commitments           In August 2002, the board of directors of Strategic
     and                   Futures and Options, Inc.("Strategic") adopted
     Contingencies         resolutions generally stating that in consideration
                           for the services provided to Strategic by certain stockholders of the Company ("Stockholders") in introducing Strategic to Tels Corporation ("TELS") and providing assistance in connection with TELS' acquisition of Strategic, Strategic would cause TELS to enter into a standard registration rights agreement with the Stockholders and certain of their associates with respect to the TELS shares to be received by them in the reorganization. TELS has determined that the registration of such shares would be unreasonably expensive, particularly in light of the relatively short holding period for such shares under Rule 144, and is negotiating with the Stockholders to pay cash compensation to such persons in lieu of the registration rights.

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.   Commitments           The Company compensates its traders, including Ronald
     and                   Wolfbauer, President and CEO of the Company, on a
     Contingencies         commission basis with commissions being paid
                           immediately following the end of each calendar month.
                           Losses incurred by the Company as a result of errors in connection with the handling of customer orders or accounts are charged to the broker responsible for the account and are offset against his or her commission income at the end of the month. It has been the business practice of the Company to allow a broker whose error account charges exceed his commission income during a particular calendar month to offset the shortfall against future commission income. The Company was recently advised that this business practice could, in the case of Ronald
                           Wolfbauer, President and CEO, be construed to constitute a personal loan from the Company to Mr.
                           Wolfbauer in violation of Section 402 of the Sarbanes-Oxley Act of 2002. As a result, on January
                           14, 2003, Mr. Wolfbauer paid the Company the entire outstanding balance of his error account and agreed that in the event his error account for any future month should exceed his income for that month, he will immediately pay the difference to the Company.
                           The balance of Mr. Wolfbauer's error account was $18,958 at September 30, 2002 and $44,788 at January
                           14, 2003.

--------------------------------------------------------------------------------
                                                                            F-15