Form 10QSB
period 2002-12-31
TELS CORP
filed 2003-02-19
CIK 756767

TELS CORPORATION AND SUBSIDIARY
                      (STRATEGIC FUTURES AND OPTIONS, INC.)



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______


                         Commission file number 0-12993

                                TELS CORPORATION
          ------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

              UTAH                                                87-0373840
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1750 Yankee Doodle Road, Suite 202, Eagan, MN                      55121
----------------------------------------------                  ------------
  (Address of principal executive offices)                       (Zip Code)

                                 (651) 681-8408
                           --------------------------
                           (Issuer's telephone number)


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date As of February 18, 2003, the issuer had outstanding 22,692,952 shares of common stock, par value $0.02.

Transitional Small Business Disclosure Format
(Check one):          Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect TELS' views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed operation and growth of TELS, statements with regard to the nature and extent of competition TELS may face in the future, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under "Item 2. Management's Discussion and Analysis or Plan of Operation." The forward-looking statements are based on present circumstances and on TELS' predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in TELS' annual report on Form 10-KSB for the fiscal year ended September 30, 2002. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this information statement and TELS assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

                          Part I--Financial Information

Item 1.  Financial Statements

         TELS Corporation (the "Company" or the "Issuer"), files herewith its consolidated condensed balance sheets as of December 31, 2002 (unaudited) and September 30, 2002 (audited), the related unaudited consolidated condensed statements of operations for the three months ended December 31, 2002 and 2001, and the related unaudited consolidated condensed statements of cash flows for the three months ended December 31, 2002 and 2001. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended September 30, 2002. Operating results for the quarter ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

                                                                                       TELS CORPORATION AND SUBSIDIARY
                                                                                  (STRATEGIC FUTURES AND OPTIONS, INC.)
                                                                                             Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------------------

                                                                                     December 31,
                                                                                        2002             September 30,
                                                                                     (Unaudited)             2002
                                                                                   ---------------      ---------------
                                   ASSETS
Current assets:
    Cash                                                                           $         7,873      $        10,548
    Commissions receivable                                                                  53,602               68,669
    Receivable from employees                                                               53,704               57,324
    Related party receivable                                                                     -               31,776
    Prepaid expenses                                                                         5,000                    -
                                                                                   ---------------      ---------------
      Total current assets                                                                 120,179              168,317

Computer equipment, net of accumulated depreciation                                            426                  473
                                                                                   ---------------      ---------------

                                                                                   $       120,605      $       168,790
                                                                                   ===============      ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $        23,022      $        58,356
    Accrued liabilities                                                                     48,393               76,954
    Related party payable                                                                   34,760               10,380
                                                                                   ---------------      ---------------
      Total current liabilities                                                            106,175              145,690

Stockholders' equity:
    Series A convertible preferred stock, $1.00 par value; authorized
      10,000,000 shares, no shares issued and outstanding
      (aggregate liquidation preference of $0)                                                   -                    -
    Common stock, $.02 par value; authorized 50,000,000 shares
      issued and outstanding 22,692,952 shares                                             453,839              453,839
    Accumulated deficit                                                                   (439,409)            (430,739)
                                                                                   ---------------      ---------------
      Total shareholders' equity                                                            14,430               23,100
                                                                                   ---------------      ---------------

                                                                                   $       120,605      $       168,790
                                                                                   ===============      ===============


                      See accompanying notes to consolidated condensed financial statements.

                                                       4

                                                                                        TELS CORPORATION AND SUBSIDIARY
                                                                                    (STRATEGIC FUTURES AND OPTIONS, INC.)
                                                                         (Unaudited) Consolidated Statement of Operations
-------------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                   ------------------------------------
                                                                                        2002                 2001
                                                                                   ---------------      ---------------
Commissions earned                                                                 $       192,305      $        24,381

Operating expenses:
    Commissions and fees expense                                                            93,235               12,961
    General and adminstrative expenses                                                      76,553                9,539
    Related party management fee expense                                                    31,140               12,000
    Depreciation expense                                                                        47                   79
                                                                                   ---------------      ---------------
                                                                                           200,975               34,579
                                                                                   ---------------      ---------------

Loss before income taxes                                                                    (8,670)             (10,198)

(Provision) benefit for income taxes                                                             -                    -
                                                                                   ---------------      ---------------

Net loss                                                                           $        (8,670)     $       (10,198)
                                                                                   ===============      ===============

Loss per share - basic and diluted                                                 $             -      $             -
                                                                                   ===============      ===============


Weighted average shares - basic and diluted                                             22,693,000           18,500,000
                                                                                   ===============      ===============


                 See accompanying notes to consolidated condensed financial statements.

                                                    5

                                                                                           TELS CORPORATION AND SUBSIDIARY
                                                                                     (STRATEGIC FUTURES AND OPTIONS, INC.)
                                                                          (Unaudited) Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                         2002                2001
                                                                                   ----------------     ----------------
Operating activities
    Net loss                                                                       $         (8,670)    $        (10,198)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
       Depreciation                                                                              47                   79
       Changes in operating assets and liabilities:
         Commissions receivable                                                              15,067               15,178
         Receivable from employees                                                            3,620               (5,682)
         Related party receivable                                                            31,776                    -
         Prepaid expenses                                                                    (5,000)                   -
         Accounts payable                                                                   (35,334)              (2,438)
         Accrued liabilities                                                                (28,561)              (5,289)
         Related party payable                                                               24,380                9,106
                                                                                   ----------------     ----------------

           Net cash (used in) provided by operating activities                               (2,675)                 756
                                                                                   ----------------     ----------------

Net (decrease) increase in cash                                                              (2,675)                 756

Cash - beginning of period                                                                   10,548                  248
                                                                                   ----------------     ----------------

Cash - end of period                                                               $          7,873     $          1,004
                                                                                   ================     ================

Supplemental disclosure of cash flow information
    Interest paid                                                                  $              -     $              -
                                                                                   ================     ================

    Income taxes paid                                                              $              -     $              -
                                                                                   ================     ================


                     See accompanying notes to consolidated condensed financial statements.

                                                      6

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                          (Unaudited) Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.       Formation and Operations of the Company

TELS Corporation ("TELS") - TELS was incorporated under the laws of the State of Utah in February 1981, to design, manufacture and sell telecommunications and call accounting products to hotels, motels and small businesses throughout the United States. As of June 30, 2001, TELS discontinued all of its existing operations. Effective July 27, 2001, TELS transferred its operations to certain shareholders of TELS in exchange for their assumption of TELS' net liabilities. As a result of TELS' disposition of its operating activities, TELS ceased its revenue generating activities and became a development stage company.

The Company was a development stage company until September 12, 2002, when it acquired 100% of the outstanding common stock of Strategic Futures and Options, Inc. ("Strategic"). The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the financial statements are those of Strategic, the accounting acquirer, through September 12, 2002, after which historical results represent the combined entity.

Strategic was organized under the laws of the State of Minnesota on January 22, 2001. Strategic's primary business operation includes introducing customer securities and commodities transactions to E. D. & F. Man International, Inc.

2.       Basis of Presentation

The Company's accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended September 30, 2002 contained in the Company's Form 10-KSB.

3.       Earnings Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during each year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the calculation of diluted loss per common share as their effect would be anti-dilutive.

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)
                          (Unaudited) Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

4.       Related Party Transactions

The Company has a management agreement with a company related through common ownership to provide certain administrative services on a monthly basis. The Company was charged a monthly management fee of $10,380 for the three months ended December 31, 2002 under the terms of a management agreement dated July 1, 2002 and subsequently amended on September 15, 2002. For the three months ended December 31, 2001, the Company was charged a monthly management fee of $4,000. There was no written agreement between the companies for the period ended December 31, 2001. The total management fee expense was $31,140 and $12,000 for the three months ended December 31, 2002 and 2001, respectively. The related party payable from the management fee was $10,380 at September 30, 2002 and $20,760 at December 31, 2002.The Company periodically makes advances to a company related through common ownership. The related party receivable from the advances was $31,776 at September 30, 2002. This amount was repaid in full on November 12, 2002 and no advances remain outstanding at December 31, 2002.

5.       Commitments and Contingencies

The Company compensates its traders, including Ronald Wolfbauer, President and CEO of the Company, on a commission basis with commissions being paid immediately following the end of each calendar month. Losses incurred by the Company as a result of errors in connection with the handling of customer orders or accounts are charged to the broker responsible for the account and are offset against his or her commission income at the end of the month. It has been the business practice of the Company to allow a broker whose error account charges exceed his commission income during a particular calendar month to offset the shortfall against future commission income. The Company was recently advised that this business practice could, in the case of Ronald Wolfbauer, President and CEO, be construed to constitute a personal loan from the Company to Mr. Wolfbauer in violation of Section 402 of the Sarbanes-Oxley Act of 2002. As a result, on January 14, 2003, Mr. Wolfbauer paid the Company the entire outstanding balance of his error account and agreed that in the event his error account for any future month should exceed his income for that month, he will immediately pay the difference to the Company. The balance of Mr. Wolfbauer's error account was $44,788 at December 31, 2002 and $18,958 at September 30, 2002.

6.       Subsequent Events

On January 27, 2003, Strategic entered into an agreement with Dennis Postma and Keith Rowland in consideration for finders' and consulting services provided to Strategic by such persons in connection with the acquisition of Strategic by the Company. Under the agreement, in lieu of the registration rights which Strategic had originally agreed to grant such persons, Strategic agreed to pay Mr. Postma a total of $14,000 payable in seven monthly installments of $2,000 each, and Mr. Rowland agreed to release and relinquish any right to receive compensation. The Company has recognized the expense and corresponding liability related to this agreement as of December 31, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Forward Looking Statements" above.

The information appearing below relates to prior periods, the results of operations, which primarily reflect general and administrative expenses associated with continuing administration, and are not necessarily indicative of the results that may be expected for any subsequent periods. No inferences as to future performance should be drawn.

Plan of Operation
-----------------

We are a registered introducing broker with the Commodities Futures Trading Commission (CFTC) and a member of the National Futures Association. We provide services of introducing customer securities and commodities transactions to E.D.& F. Man International, Inc. on behalf of our clients through the brokers employed by our company. We currently do not generate any revenue through online trading although it is a goal of the company to commence online trading in the future. We have not traded for ourselves but it is the intent of the company to open and trade a proprietary account on behalf of our firm.

Our revenues consist primarily of brokerage commissions. Brokerage commissions are generated through customer trades. We have experienced growth in our revenue since our inception in January 2001 due to (i) the fluctuations and instability in the equity markets, and (ii) the growth in number of our customer accounts and the resulting increase in our trading activities.

Results of Operations
---------------------

         The following table summarizes our operations for each of the periods indicated below.

Revenue
-------

         Commission revenues increased to $192,305 for the first quarter or three months ended December 31, 2002 from $24,381 for the three months ended December 31, 2001. This increase in revenue is primarily attributable to the growth in our client accounts to over 120 at December 31, 2002. As we continue to hire additional brokers and continue our marketing activities, we anticipate that our client accounts will continue to increase.

Net loss
--------

         Net loss decreased to $(8,670) for the first quarter or three months ended December 31, 2002 from a net loss of ($10,198) for the three months ended December 31, 2001. This decrease was attributable to the increase in customer accounts and funds and the resulting increase in contracts written.

Operating expenses
------------------

         Operating expenses increased to $200,975 or 104.5% of net revenue for the first quarter or three months ended December 31, 2002 from $34,579 or 141.8% of net revenue for the first quarter or three months ended December 31, 2001. The decrease as a percentage of sales is related to the volume of the activity in and the growth of the number of trading accounts we currently have under management.

Brokers' Commissions
--------------------

         Brokers' commissions increased to $93,235 or 48.5% of net revenue for the first quarter or three months ended December 31, 2002 from $12,961 or 53.2% of net revenue for the first quarter or three months ended December 31, 2001. The decrease as a percentage of sales is the result of the types of contracts traded and their respective commission.

Employee compensation, taxes and benefits
-----------------------------------------

         Employee compensation, taxes and benefits increased to $34,385 for the first quarter or three months ended December 31, 2002 from $6,335 for the first quarter or three months ended December 31, 2001 because we added personnel in our administrative area. We believe our current administrative and support staff is sufficient to support our office functions as we continue to add brokers to our company.

Management Fees
---------------

         Management fees increased to $31,140 for the first quarter or three months ended December 31, 2002 from $12,000 for the first quarter or three months ended December 31, 2001. Currently, we occupy part of a facility leased by International Strategic Assets, Inc. (International). Strategic was formed in January 2001 as a wholly owned subsidiary of International Strategic Assets, Inc. and operated in the same facility as a cost-savings measure. Strategic, after the distribution to its' shareholders and the subsequent acquisition by TELS, continues to operate in the same facility. As a result, a monthly management fee is charged by and paid to International Strategic Assets, Inc. to cover the shared administrative and occupancy expenses. For the three months ended December 31, 2001, Strategic paid International a monthly management fee of $4,000 per month. Currently, International charges Strategic $10,380 per month for their share of these expenses under the terms of a management agreement dated July 1, 2002 and subsequently amended on September 15, 2002.

Professional
------------

         Professional fees of $27,388 were incurred in the first quarter or three months ended December 31, 2002 for legal, consulting and audit services provided by various individuals and accounting firms.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents at December 31, 2002 were $7,873 as compared to $10,548 at September 30, 2002. Working capital at December 31, 2002 was $14,004 as compared to $22,627 at September 30, 2001.

         Net cash used by operating activities was $2,675 for the first quarter or three months ended December 31, 2002 compared to net cash provided by operating activities of $756 for the first quarter or three months ended December 31, 2001. The decrease in cash flow provided by operating activities was primarily the result of our decrease in net loss offset by our increase in working capital requirements.

         We believe and intend to fund any internal or external growth initiatives from our operating activities. However, we cannot assure you that we will realize sufficient cash flow from operations. If not, or if our plans change, our assumptions change or prove to be inaccurate, we may require additional financing and may seek to raise funds through subsequent equity or debt financings or other sources. If we need additional funds, they may not be available in adequate amounts or on acceptable terms. If funds are needed but are not available, our business would be harmed.

         We presently anticipate that we will only need to make minimal capital expenditures through the fiscal year ended September 30, 2003. These expenditures will be primarily for the acquisition of new computers and accessories as we hire additional brokers or for general replacement.

Other
-----

On January 27, 2003, Strategic entered into an agreement with Dennis Postma and Keith Rowland in consideration for finders' and consulting services provided to Strategic by such persons in connection with the acquisition of Strategic by the Company. Under the agreement, in lieu of the registration rights which Strategic had originally agreed to grant such persons, Strategic agreed to pay Mr. Postma a total of $14,000 payable in seven monthly installments of $2,000 each, and Mr. Rowland agreed to release and relinquish any right to receive compensation. The Company has recognized the expense and corresponding liability related to this agreement as of December 31, 2002.

Item 3.  Controls and Procedures
--------------------------------

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

                           Part II--Other Information


Item 1.  Legal Proceedings
--------------------------

         The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2.  Changes in Securities
------------------------------

         None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

Item 5.  Other Information
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

The following documents are included as exhibits to this report:

Exhibit     SEC Ref.
   No.        No.                     Title of Document                 Location
--------   ----------                 -----------------                 --------
  10.1        10         Agreement with Respect to Error Account         This
                         Between Strategic Futures and Options, Inc.     Filing
                         and Ronald G. Wolfbauer, Jr. Dated as of
                         January 14, 2003


         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed during the first fiscal quarter ended December 31, 2002:

                  (i) the 8-K filed November 13, 2002 reporting the change in TELS' fiscal year end; and

                  (ii) the 8-K/A filed November 27, 2002 amending the 8-K filed September 27, 2002 to include the unaudited pro forma combined financial statements of TELS and Strategic Futures and Options, Inc.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELS Corporation


Date:  February 19, 2003                    By   /s/ Ronald G. Wolfbauer
                                               ---------------------------------
                                               Ronald G. Wolfbauer, Jr.,
                                               President and CEO (Principal
                                               Executive and Financial Officer)

                                 CERTIFICATIONS

         I, Ronald G. Wolfbauer, Jr., certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB of TELS Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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



Date:  February 19, 2003                    By   /s/ Ronald G. Wolfbauer
                                                --------------------------------
                                                Ronald G. Wolfbauer, Jr.,
                                                President and CEO (Principal
                                                Executive and Financial Officer)

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Ronald G. Wolfbauer, Jr., President and CEO of TELS Corporation (the "Company"), with duties and responsibilities equivalent to those of a chief executive officer and chief financial officer, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

         (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  February 19, 2003                               /s/ Ronald G. Wolfbauer
                                                       -------------------------
                                                       Ronald G. Wolfbauer, Jr.
                                                       President and CEO