Form 10QSB
period 2003-03-31
TELS CORP
filed 2003-05-15
CIK 756767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______


Commission file number 0-12993
                       -------

                                TELS CORPORATION
                                ----------------
          (Exact name of small business issuer as specified in charter)

              UTAH                                             87-0373840
--------------------------------                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1750 Yankee Doodle Road, Suite 202, Eagan, MN                    55121
---------------------------------------------                    -----
(Address of principal executive offices)                       (Zip Code)

                                 (651) 681-8408
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                    Yes            No
                                                         -----         -----
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

As of May 13, 2003, the issuer had outstanding 22,692,952 shares of common stock, par value $0.02.

Transitional Small Business Disclosure Format
(Check one):

Yes        No   X
    -----     -----

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

         Part I--Financial Information

Item 1. Financial Statements

         TELS Corporation (the "Company" or the "Issuer"), files herewith its consolidated condensed balance sheets as of March 31, 2003 (unaudited) and September 30, 2002 (audited), the related unaudited consolidated condensed statements of operations for the three and six months ended March 31, 2003 and 2002, and the related unaudited consolidated condensed statements of cash flows for the six months ended March 31, 2003 and 2002. The accompanying consolidated condensed financial statements do not include all information and notes to the consolidated condensed financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of the Company's management, the accompanying consolidated condensed financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The consolidated condensed financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended September 30, 2002. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

                       TELS CORPORATION AND SUBSIDIARY
                     (STRATEGIC FUTURES AND OPTIONS, INC.)
                     Consolidated Condensed Balance Sheets


                                                      March 31,
                                                        2003       September 30,
                                                     (Unaudited)       2002
                                                     -----------   -------------
                      ASSETS
Current assets
    Cash and cash equivalents                        $    21,293    $    10,548
    Commissions receivable                                59,976         68,669
    Receivable from employees                             29,217         57,324
    Related party receivable                                   -         31,776
    Prepaid expenses and other
        current assets                                     6,412              -
                                                     -----------    ------------
      Total current assets                               116,898        168,317

Computer equipment, net of accumulated
   depreciation                                              378            473
                                                     -----------    ------------

                                                     $   117,276    $   168,790
                                                     ===========    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                 $    30,448    $    58,356
    Accrued liabilities                                   59,688         76,954
    Related party payable                                 16,977         10,380
                                                     -----------    ------------
      Total current liabilities                          107,113        145,690

Shareholders' equity
    Series A convertible preferred stock,
      $1.00 par value; authorized 1,000,000
      shares, no shares issued and outstanding
      (aggregate liquidation preference of $0)                 -              -
    Common stock, $.02 par value; authorized
      50,000,000 shares, issued and outstanding
      22,692,952 shares                                  453,859        453,859
    Accumulated deficit                                 (443,696)      (430,759)
                                                     -----------    ------------
      Total shareholders' equity                          10,163         23,100
                                                     -----------    ------------

                                                     $   117,276    $   168,790
                                                     ===========    ============

   See accompanying notes to the consolidated condensed financial statements.

                         TELS CORPORATION AND SUBSIDIARY
                      (STRATEGIC FUTURES AND OPTIONS, INC.)
           (Unaudited) Consolidated Condensed Statements of Operations

                                                         Three Months Ended                 Six Months Ended
                                                             March 31,                          March 31,
                                                     ---------------------------    -------------------------------
                                                           2003         2002            2003               2002
                                                     ---------------------------    -------------------------------

Commissions earned                                   $    260,706   $     56,421    $    453,011     $       80,802

Operating expenses
    Commissions and fees                                  133,537         30,029         226,772             42,990
    General and adminstrative expenses                    103,651         33,300         180,204             42,839
    Related party management fee expense                   27,737         12,000          58,877             24,000
    Depreciation expense                                       48             79              95                158
                                                     ---------------------------    -------------------------------
                                                          264,973         75,408         465,948            109,987
                                                     ---------------------------    -------------------------------

Loss before income taxes                                   (4,267)       (18,987)        (12,937)           (29,185)

Provision for income taxes                                      -              -               -                  -
                                                     ---------------------------    -------------------------------

         Net loss                                    $     (4,267)  $    (18,987)   $    (12,937)    $      (29,185)
                                                     ===========================    ===============================


Loss per share - basic and diluted                   $          -   $          -    $          -     $            -
                                                     ===========================    ===============================

Weighted average shares - basic and diluted            22,693,000     18,500,000      22,693,000         18,500,000
                                                     ===========================    ===============================



   See accompanying notes to the consolidated condensed financial statements.

                         TELS CORPORATION AND SUBSIDIARY
                      (STRATEGIC FUTURES AND OPTIONS, INC.)
           (Unaudited) Consolidated Condensed Statement of Cash Flows

                                                                         Six Months Ended
                                                                             March 31,
                                                                 -------------------------------
                                                                        2003           2002
                                                                 -------------------------------
Operating activities
    Net income (loss)                                               $    (12,937)   $    (29,185)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                           95             158
       Changes in operating assets and liabilities:
         Commissions receivable                                            8,693          12,044
         Receivable from employees                                        28,107         (12,358)
         Related party receivable                                         31,776               -
         Prepaid expenses                                                 (6,412)              -
         Accounts payable                                                (27,908)         13,122
         Accrued liabilities                                             (17,266)           (165)
         Related party payable                                             6,597          16,480
                                                                    ----------------------------

            Net cash provided by operating activities                     10,745              96
                                                                    ----------------------------

Investing activities                                                           -               -
                                                                    ----------------------------

Financing activities                                                           -               -
                                                                    ----------------------------

Net increase in cash                                                      10,745              96

Cash - beginning of period                                                10,548             248
                                                                    ----------------------------

Cash - end of period                                                $     21,293    $        344
                                                                    ============================


Supplemental disclosure of cash flow information
    Interest paid                                                   $          -    $          -
                                                                    ============================

    Income taxes paid                                               $          -    $          -
                                                                    ============================


   See accompanying notes to the consolidated condensed financial statements.

                                                 TELS CORPORATION AND SUBSIDIARY
                                           (STRATEGIC FUTURES AND OPTIONS, INC.)

                (Unaudited) Notes to Consolidated Condensed Financial Statements


                                                                       Continued
--------------------------------------------------------------------------------


1.       Formation and Operations of the Company

TELS Corporation ("TELS") - TELS was incorporated under the laws of the State of Utah in February 1981, to design, manufacture and sell telecommunications and call accounting products to hotels, motels and small businesses throughout the United States. As of June 30, 2002, TELS discontinued all of its existing operations. Effective July 27, 2002, TELS transferred its operations to certain shareholders of TELS in exchange for their assumption of TELS' net liabilities. As a result of TELS' disposition of its operating activities, TELS ceased its revenue generating activities and became a development stage company.

The Company was a development stage company until September 12, 2002, when it acquired 100% of the outstanding common stock of Strategic Futures and Options, Inc. ("Strategic"). The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the consolidated financial statements are those of Strategic, the accounting acquirer, through September 12, 2002, after which historical results represent the combined entity.

Strategic was organized under the laws of the State of Minnesota on January 22, 2001. Strategic's primary business operation includes introducing customer securities and commodities transactions to E. D. & F. Man Financial, Inc.

2.       Basis of Presentation

The Company's accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The accompanying consolidated condensed financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended September 30, 2002 contained in the Company's Form 10-KSB.

3.       Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the quarters ended March 31, 2003 and 2002, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

4.       Earnings Per Common Share

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

5.       Related Party Transactions

A company related through common ownership provides certain administrative services to the Company under the terms of a management agreement dated July 1, 2002 and subsequently amended on September 15, 2002 and March 3, 2003. There was no written agreement between the companies for the period ended March 31, 2002. The total management fee expense was $27,737 and $12,000 for the three months ended March 31, 2003 and 2002, respectively. Total management fee expense was $58,877 and $24,000 for the six months ended March 31, 2003 and 2002. The related party payable from the management fee was $10,380 at September 30, 2002 and $6,977 at March 31, 2003.

On January 27, 2003, Strategic entered into an agreement with Dennis Postma and Keith Rowland in consideration for finders' and consulting services provided to Strategic by such persons in connection with the acquisition of Strategic by the Company. Under the agreement, in lieu of the registration rights which Strategic had originally agreed to grant such persons, Strategic agreed to pay Mr. Postma a total of $14,000 payable in seven monthly installments of $2,000 each, and Mr. Rowland agreed to release and relinquish any right to receive compensation. The Company has recognized the expense and corresponding liability related to this agreement as of December 31, 2002, since prior to that date the Company had agreed to pay an undetermined amount and, subsequently, settled with the parties involved prior to issuance of the Company's quarterly report for the period ended December 31, 2002. The related party payable from the management fee was $10,000 at March 31, 2003.

6.       Commitments and Contingencies

The Company compensates its traders, including Ronald Wolfbauer, President and CEO of the Company, on a commission basis with commissions being paid immediately following the end of each calendar month. Losses incurred by the Company as a result of errors in connection with the handling of customer orders or accounts are charged to the broker responsible for the account and are offset against his or her commission income at the end of the month. It has been the business practice of the Company to allow a broker whose error account charges exceed his commission income during a particular calendar month to offset the shortfall against future commission income. The Company was recently advised that this business practice could, in the case of Ronald Wolfbauer, President and CEO, be construed to constitute a personal loan from the Company to Mr. Wolfbauer in violation of Section 402 of the Sarbanes-Oxley Act of 2002. As a result, on January 14, 2003, Mr. Wolfbauer paid the Company the entire outstanding balance of his error account and agreed that in the event his error account for any future month should exceed his income for that month, he would immediately pay the difference to the Company. The balance of Mr. Wolfbauer's error account was $18,958 at September 30, 2002 and there is no balance outstanding at March 31, 2003.

7.       Subsequent Event

Ronald G. Wolfbauer, Jr. has served as President and CEO of TELS without any compensation except the commission income he receives from Strategic in connection with his trading activities. In April 2003, as a result of the increasing amount of time required to perform his duties, the Company's Board of Directors authorized the payment to Mr. Wolfbauer of an annual salary in the amount of $66,000, payable in equal monthly installments of $5,500 commencing with the month of April 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

The information appearing below relates to prior periods. The results of operations, which primarily reflect general and administrative expenses associated with continuing administrationare not necessarily indicative of the results that may be expected for any subsequent periods. No inferences as to future performance should be drawn.

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

Our revenues consist primarily of brokerage commissions. Brokerage commissions are generated through customer trades. We have experienced growth in our revenue since our inception in January 2002 due to (i) the fluctuations and instability in the equity markets, and (ii) the growth in number of our customer accounts and the resulting increase in our trading activities.

Results of Operations
----------------------

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002
-----------------------------------------------------------------------

The following table summarizes our operations for each of the periods indicated below.

                                         Three Months            Three Months
                                             Ended                   Ended
                                        March 31, 2003          March 31, 2002
                                        --------------          --------------

Revenues
  Commissions earned                    $      260,706          $       56,421

Operating expenses
  Brokers' commissions and fees                133,537                  30,029
  Employee compensation, taxes and
     benefits                                   37,544                  13,238
  Management fees                               27,737                  12,000
  Professional                                  41,536                       -
  Advertising and printing                         600                  13,583
  Depreciation                                      48                      79
  Other                                         23,971                   6,479
                                        --------------          --------------
        Total operating expenses               264,973                  75,408
                                        --------------          --------------

Loss before income taxes                        (4,267)                (18,987)

(Provision) benefit for income taxes                 -                       -
                                        --------------          --------------

Net loss                                $       (4,267)         $      (18,987)
                                        ==============          ==============


Revenue

Commission revenues increased to $260,706 for the second quarter or three months ended March 31, 2003 from $56,421 for the three months ended March 31, 2002. This increase in revenue is primarily attributable to the growth in our client accounts. In the second quarter of 2003, we hired two additional brokers that will be opening client accounts in the next quarter. As we continue to hire additional brokers and continue our marketing activities, we anticipate that our client accounts will continue to increase. However, the commissions earned is also subject to market volatility since trading volume depends not only on the number of client accounts but also on the amount of trading activity in those accounts and trading activity tends to be more active when the markets are volatile.

Net loss

Net loss decreased to $(4,267) for the three months ended March 31, 2003 from a net loss of ($18,987) for the three months ended March 31, 2002. This decrease was attributable to the increase in customer accounts and the resulting increase in trading activity.

Operating expenses

Operating expenses increased to $264,973 or 101.6% of net revenue for the three months ended March 31, 2003 from $75,408 or 133.7% of net revenue for the three months ended March 31, 2002. The decrease as a percentage of sales is related to the activity in and the growth of the number of our client accounts. The increases in the various operating expense components are discussed below.

Brokers' Commissions

Brokers' commissions increased to $133,537 or 51.2% of net revenue for the three months ended March 31, 2003 from $30,029 or 53.2% of net revenue for the three months ended March 31, 2002. The decrease as a percentage of sales is the result of variations in the types of contracts traded and the commissions applicable to such contracts.

Employee compensation, taxes and benefits

Employee compensation, taxes and benefits increased to $37,544 for the three months ended March 31, 2003 from $12,373 for the three months ended March 31, 2002 because we added personnel in our administrative area. We believe our current administrative and support staff is sufficient to support our office functions for approximately the next twelve months as we continue to add brokers to our company.

Management Fees

Management fees increased to $27,737 for the three months ended March 31, 2003 from $12,000 for the three months ended March 31, 2002. Currently, we occupy part of a facility leased by International Strategic Assets, Inc. (International). Strategic was formed in January 2002 as a wholly owned subsidiary of International Strategic Assets, Inc. and operated in the same facility as a cost-savings measure. Strategic, after the distribution to its shareholders and the subsequent acquisition by TELS, continues to operate in the same facility. As a result, a monthly management fee is charged by and paid to International to cover the shared administrative and occupancy expenses. For the three months ended March 31, 2002, Strategic paid International a monthly management fee of $4,000 per month. Currently, International charges Strategic $6,977 per month for its share of these expenses under the terms of a management agreement dated July 1, 2002 and subsequently amended on September 15, 2002 and March 3, 2003. The September 15th amendment increased the monthly payment to $10,380 per month effective as of August 1, 2002, as a result of International's hiring of a receptionist who provided services for both International and SFO and the March 3rd amendment reduced the management fee to $6,977 as a result of the hiring of such receptionist as a full-time employee of Strategic and reductions in certain items of office overhead. The management agreement was not the result of arms' length negotiations, however, Strategic believes the amount of the management fee is approximately equal to one-half of International's actual out-of-pocket costs for the facilities and services provided and that the management fee is fair to Strategic.

Professional

Professional fees of $41,536 were incurred in the second quarter of 2003 for legal, consulting and audit services provided by various individuals and accounting firms compared to professional fees of $0 for the second quarter of 2002. The increase is primarily attributable to legal, accounting and consulting fees incurred in connection with the issuer's status as a publicly-held company, the preparation of its audited financial statements, and the filing of its periodic reports.

Six Months Ended March 31, 2003 vs. Six Months Ended March 31, 2002
-------------------------------------------------------------------

         The following table summarizes our operations for each of the periods indicated below.

                                          Six Months              Six Months
                                            Ended                   Ended
                                        March 31, 2003          March 31, 2002
                                        --------------          --------------

Revenues
  Commissions earned                    $      453,011          $       80,802

Operating expenses
  Brokers' commissions and fees                226,772                  42,990
  Employee compensation, taxes and
     benefits                                   71,929                  19,405
  Management fees                               58,877                  24,000
  Professional                                  68,924                       -
  Advertising and printing                       1,209                  15,383
  Depreciation                                      95                     158
  Other                                         38,142                   8,051
                                        --------------          --------------
        Total operating expenses               465,948                 109,987
                                        --------------          --------------

Loss before income taxes                       (12,937)                (29,185)

(Provision) benefit for income taxes                 -                       -
                                        --------------          --------------

Net loss                                $      (12,937)         $      (29,185)
                                        ==============          ==============

Revenue

Commission revenues increased to $453,011 for the six months ended March 31, 2003 from $80,802 for the six months ended March 31, 2002. This increase in revenue is primarily attributable to the growth in our client accounts. As we continue to hire additional brokers and continue our marketing activities, we anticipate that our client accounts will continue to increase. However, the commissions earned is also subject to market volatility since trading volume depends not only on the number of client accounts but also on the amount of trading activity in those accounts and trading activity tends to be more active when the markets are volatile.

Net loss

Net loss decreased to $(12,937) for the six months ended March 31, 2003 from a net loss of ($29,185) for the six months ended March 31, 2002. This decrease was attributable to the increase in customer accounts and the resulting increase in trading activity but is partially offset by the increase in professional fees.

Operating expenses

Operating expenses increased to $465,948 or 102.9% of net revenue for the six months ended March 31, 2003 from $109,987 or 136.1% of net revenue for the six months ended March 31, 2002. The decrease as a percentage of sales is related to the activity in and the growth of the number of our client accounts. The increases in the various operating expense components are discussed below.

Brokers' Commissions

Brokers' commissions increased to $226,772 or 50.1% of net revenue for the six months ended March 31, 2003 from $42,990 or 53.2% of net revenue for the six months ended March 31, 2002. The decrease as a percentage of sales is the result of variations in the types of contracts traded and the commission rates applicable to such contracts.

Employee compensation, taxes and benefits

Employee compensation, taxes and benefits increased to $71,929 for the six months ended March 31, 2003 from $19,405 for the six months ended March 31, 2002 because we added personnel in our administrative area. We believe our current administrative and support staff is sufficient to support our office functions for approximately the next twelve months as we continue to add brokers to our company.

Management Fees

Management fees increased to $58,877 for the six months ended March 31, 2003 from $24,000 for the six months ended March 31, 2002. Currently, we occupy part of a facility leased by International Strategic Assets, Inc. (International). Strategic was formed in January 2002 as a wholly owned subsidiary of International Strategic Assets, Inc. and operated in the same facility as a cost-savings measure. Strategic, after the distribution to its' shareholders and the subsequent acquisition by TELS, continues to operate in the same facility. As a result, a monthly management fee is charged by and paid to International Strategic Assets, Inc. to cover the shared administrative and occupancy expenses. For the six months ended March 31, 2002, Strategic paid International a monthly management fee of $4,000 per month. Currently, International charges Strategic $6,977 per month for its share of these expenses under the terms of a management agreement dated July 1, 2002 and subsequently amended on September 15, 2002 and March 3, 2003. The September 15 amendment increased the monthly payment to $10,380 per month effective as of August 1, 2002, as a result of International's hiring of a receptionist who provides services for both International and SFO and the March 3 amendment reduced the management fee to $6,977 as a result of the hiring of such receptionist as a full-time employee of Strategic and reductions in certain items of office overhead. The management agreement was not the result of arms' length negotiations, however, Strategic believes the amount of the management fee is approximately equal to one-half of International's actual out-of-pocket costs for the facilities and services provided and that the management fee is fair to Strategic.

Professional

Professional fees of $68,924 were incurred in the six months ended March 31, 2003 for legal, consulting and audit services provided by various individuals and accounting firms as compared to $0 for the six months ended March 31, 2002. The increase is primarily attributable to legal, accounting and consulting fees incurred in connection with the issuer's status as a publicly-held company, the preparation of its audited financial statements, and the filing of its periodic reports.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2003 were $21,293 as compared to $10,548 at September 30, 2002. Working capital at March 31, 2003 was $9,785 as compared to $22,627 at September 30, 2002.

Net cash provided by operating activities was $10,745 for the six months ended March 31, 2003 compared to net cash provided by operating activities of $96 for the six months ended March 31, 2002. The increase in cash flow provided by operating activities was primarily the result of collecting outstanding receivables.

We believe and intend to fund any internal or external growth initiatives from our operating activities. However, no assurances can be given that we will realize sufficient cash flow from operations to fund such growth. If not, or if our plans change, or our assumptions change or prove to be inaccurate, we may require additional financing and may seek to raise funds through subsequent equity or debt financings or other sources. If we need additional funds, they may not be available in adequate amounts or on acceptable terms. If funds are needed but are not available, our business would be harmed.

We presently anticipate that we will only need to make minimal capital expenditures through the fiscal year ended September 30, 2003. These expenditures will be primarily for the acquisition of new computers and accessories as we hire additional brokers or for general replacement.

Other
-----

On January 27, 2003, Strategic entered into an agreement with Dennis Postma and Keith Rowland in consideration for finders' and consulting services provided to Strategic by such persons in connection with the acquisition of Strategic by the Company. Under the agreement, in lieu of the registration rights which Strategic had originally agreed to grant such persons, Strategic agreed to pay Mr. Postma a total of $14,000 payable in seven monthly installments of $2,000 each, and Mr. Rowland agreed to release and relinquish any right to receive compensation. The Company has recognized the expense and corresponding liability related to this agreement as of March 31, 2003.

In April 2003, subsequent to the end of the second quarter of 2003, TELS entered into an agreement with an investor relations firm pursuant to which such firm agreed to provide investor relations to TELS for a period of ninety days in exchange for the issuance of 40,000 restricted shares of TELS common stock.

Ronald G. Wolfbauer, Jr. has served as President and CEO of TELS without any compensation except the commission income he receives from Strategic in connection with his trading activities. In April 2003, as a result of the increasing amount of time required to perform his duties, the Company's Board of Directors authorized the payment to Mr. Wolfbauer of an annual salary in the amount of $66,000, payable in equal monthly installments of $5,500 commencing with the month of April 2003.

Item 3. Controls and Procedures

The Company's President and CEO, who acts as its principal executive and financial officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Part II--Other Information

Item 1. Legal Proceedings

The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
         None.

Item 5. Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

The following documents are included as exhibits to this report:

Exhibit     SEC Ref.
No.         No.        Title of Document                                Location
--------    ------     -----------------                                --------

 10.1       10         Agreement  dated as of January 27, 2003            This
                       among TELS Corporation, Strategic Futures          Filing
                       and Options, Inc., Dennis D.Postma, and
                       Keith P. Rowland pertaining to the payment of finders' fees.

 10.2       10         Amendment to Management Agreement between          This
                       International Strategic Assets, Inc. and           Filing
                       Strategic Futures and Options, Inc.
                       Dated as of March 3, 2003

 99.1       99         Certification Pursuant to Section 906 of           This
                       the Sarbanes-Oxley Act of 2002                     Filing


         (b)      Reports on Form 8-K

No reports on Form 8-K were filed during the second fiscal quarter ended March 31, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELS Corporation


Date:  May 14, 2003                         By  /s/ Ronald G. Wolfbauer
                                               -------------------------
                                               Ronald G. Wolfbauer, Jr.,
                                               President and CEO
                                               (Principal Executive and
                                               Financial Officer)

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


Date:  May 14, 2003                         By  /s/ Ronald G. Wolfbauer
                                               -------------------------
                                               Ronald G. Wolfbauer, Jr.,
                                               President and CEO
                                               (Principal Executive and
                                               Financial Officer)