Form 10QSB
period 2003-06-30
TELS CORP
filed 2004-04-23
CIK 756767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2003

[ ]      Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934 For the transition period                 to
                                              ----------------  ----------------


                         Commission File Number 0-12993
                                                -------

                                TELS CORPORATION
               --------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         Utah                                             87-0373840
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


2459 Washington Drive, Suite 104
Eagan, MN                                                 55121
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:         (651) 681-8408

                                 Former Address:
                       1750 Yankee Doodle Road, Suite 202
                                 Eagan, MN 55121

      --------------------------------------------------------------------
             (Former name, former address and former fiscal period,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,692,952 shares of $0.02 par value common stock outstanding as of June 30, 2003.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2003 (unaudited)

Consolidated Statement of Operations for the Three and Nine Months ended June 30, 2003 and 2002 (unaudited)

Consolidated Statement of Cash Flows for the Nine Months Ended June 30, 2003 and June 2002 (unaudited)

Notes to Consolidated Financial Statements June 30, 2003 (unaudited)

                                               TELS CORPORATION AND SUBSIDIARY
                                                      Consolidated Balance Sheet

                                                      June 30, 2003, (Unaudited)
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                         $       547
  Commissions receivable                                                 29,873
  Receivable from employees                                              13,975
  Other current assets                                                    2,217
                                                                    ------------

        Total current assets                                             46,612

Computer equipment, net of accumulated depreciation                         331
                                                                    ------------

        Total assets                                                $    46,943
                                                                    ------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                                  $    28,505
  Accrued liabilities                                                    36,334
  Related party payable                                                   7,000
                                                                    ------------

        Total current liabilities                                        71,839
                                                                    ------------

Commitments and contingencies                                                 -

Stockholders' deficit:
Series A convertible preferred stock, $1 par value; authorized
  10,000,000 shares, issued and outstanding 0 shares
  (aggregate liguidation preference of $0)                                    -
Common stock, $.02 par value; authorized 50,000,000 shares,
  22,692,952 shares issued and outstanding                              453,859
Accumulated deficit                                                    (478,755)
                                                                    ------------

        Total stockholders' deficit                                     (24,896)
                                                                    ------------

                                                                    $    46,943
                                                                    ------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                   3

                                                                             TELS CORPORATION AND SUBSIDIARY
                                                                        Consolidated Statement of Operations

------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended               Nine Months Ended
                                                        June 30,                        June 30,
                                               -------------------------------------------------------------
                                                    2003           2002           2003            2002
                                               -------------------------------------------------------------
Commissions earned                             $      142,154   $    106,901   $     595,164   $     187,703
                                               -------------------------------------------------------------

Operating expenses:
  Commissions and fees expense                         71,436         28,223         298,207          71,213
  General and administrative expenses                  84,896         29,203         265,195          72,202
  Related party management fee expense                 20,881         17,260          79,758          41,260
                                               -------------------------------------------------------------

        Total                                         177,213         74,686         643,160         184,675
                                               -------------------------------------------------------------

        Income (loss) before provision
        for income taxes                              (35,059)        32,215         (47,996)          3,028

Provision for income taxes                                  -         10,000               -             800
                                               -------------------------------------------------------------

        Net income (loss)                      $      (35,059)  $     22,215   $     (47,996)  $       2,228
                                               -------------------------------------------------------------

Income (loss) per share - basic and diluted    $            -   $          -   $           -   $           -
                                               -------------------------------------------------------------

Weighted average shares:
Basic                                              22,693,000     18,500,000      22,693,000      18,500,000
                                               -------------------------------------------------------------

Diluted                                            22,693,000     18,500,000      22,693,000      18,500,000
                                               -------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               4

                                                                             TELS CORPORATION AND SUBSIDIARY
                                                                        Consolidated Statement of Cash Flows

------------------------------------------------------------------------------------------------------------



                                                                                   Nine Months Ended
                                                                                         June 30
                                                                           ---------------------------------
                                                                                 2003            2002
                                                                           ---------------------------------
Cash flows from operating activities:
  Net income (loss)                                                        $      (47,996)   $         2,228
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
     Depreciation                                                                     142                237
     (Increase) decrease in:
        Commissions receivable                                                     38,796            (17,384)
        Receivable from employees                                                  43,349             (3,000)
        Related party receivable                                                   31,776            (11,676)
        Other assets                                                               (2,217)            (5,000)
     (Decrease) increase in:
        Accounts payable                                                          (29,851)            22,799
        Accrued liabilities                                                       (40,620)            20,447
        Related party payable                                                      (3,380)            (8,043)
                                                                           ---------------------------------

             Net cash (used in) provided by operating activities                  (10,001)               608
                                                                           ---------------------------------

Cash flows from investing activities -                                                  -                  -
                                                                           ---------------------------------

Cash flows from financing activities-                                                   -                  -
                                                                           ---------------------------------

            Net change in cash and cash equivalents                               (10,001)               608

Cash and cash equivalents at beginning of period                                   10,548                248
                                                                           ---------------------------------

Cash and cash equivalents at end of period                                 $          547    $           856
                                                                           ---------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                              $            -    $             -
                                                                           ---------------------------------

     Income taxes                                                          $            -    $             -
                                                                           ---------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               5

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements

                                                                   June 30, 2003
--------------------------------------------------------------------------------


1.   Organization       Organization
     and                TELS  Corporation  ("TELS") was  incorporated  under the
     Significant        laws of the State of Utah in  February  1981.  Effective
     Accounting         July 27, 2001, TELS  transferred its  telecommunications
     Policies           and call accounting  operations to certain  shareholders
                        of TELS in exchange for their assumption of TELS' net liabilities. As a result of TELS' disposition of its operating activities, TELS ceased its revenue generating activities and became a development stage company.

                        The Company was a development stage company until September 12, 2002, when it acquired 100% of the outstanding common stock of Strategic Futures and Options, Inc. ("Strategic"). The transaction was accounted for as a reverse acquisition, therefore, the historical results presented in the financial statements for 2002 are those of Strategic, the accounting acquirer, through September 12, 2002, after which historical results represent the combined entity.

                        Strategic was organized under the laws of the State of Minnesota on January 22, 2001. Strategic's primary business operation includes introducing customer securities and commodities transactions to clearing brokers.

2.   Basis of           The  Company's   accompanying   unaudited   consolidated
     Presentation       condensed  financial  statements  have been  prepared in
                        accordance with accounting principles generally accepted
                        in the United  States of America for  interim  financial
                        information and the instructions to Form 10-QSB and Item
                        310 of  Regulation  SB of the  Securities  and  Exchange
                        Commission (the "SEC"). Accordingly,  these consolidated
                        condensed financial statements do not include all of the
                        disclosures required by accounting  principles generally
                        accepted  in  the  United  States  of  America.  In  the
                        Company's opinion, all adjustments (consisting of normal
                        and recurring  adjustments)  considered  necessary for a
                        fair presentation have been included.  Operating results
                        for the three and nine  months  ended June 30,  2003 are
                        not  necessarily  indicative  of the results that may be
                        expected  for the year ended  September  30,  2003.  The
                        accompanying consolidated condensed financial statements
                        and the notes thereto should be read in conjunction with
                        the Company's audited consolidated  financial statements
                        as  of  and  for  the  year  ended  September  30,  2002
                        contained in the Company's Form 10-KSB.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Basis of           Stock-Based Compensation
     Presentation       The   Company   accounts   for   stock-based    employee
                        compensation using the intrinsic-value method prescribed
                        by APB Opinion No. 25,  Accounting  for Stock  Issued to
                        Employees, and related interpretations. The Company also
                        presents  pro forma  earnings  and earnings per share in
                        its  consolidated  financial  statements  as required by
                        SFAS No. 123,  Accounting for Stock-Based  Compensation.
                        No stock-based  employee  compensation cost is reflected
                        in net  income  (loss),  as all  options  vested  had an
                        exercise   price  equal  to  the  market  value  of  the
                        underlying common stock on the date of grant. No options were issued or vested during the periods ended June 30, 2003 and 2002, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB
                        Statement No. 123 to stock-based employee compensation.

                        Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS 123 which requires expense recognition based on the fair value of the options/warrants granted. The Company calculates the fair value of options and warrants granted using the Black-Scholes pricing model.

4.   Earnings Per       The  computation  of basic  earnings per common share is
     Common             based  on  the   weighted   average   number  of  shares
     Share              outstanding during the period.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 31,500 and 131,500 shares of common stock at $.13 to $.60 per share were outstanding at June 30, 2003 and 2002, respectively, but were not included in the 2003 diluted earnings per share calculation because the effect would have been antidilutive.

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Related Party      A company  related  through  common  ownership  provides
     Transactions       certain administrative services to the Company under the
                        terms of a management  agreement  dated July 1, 2002 and
                        subsequently  amended on September 15, 2002 and March 3,
                        2003.  There  was  no  written   agreement  between  the
                        companies for the period ended June 30, 2002. The total management fee expense was $20,881 and $17,260 for the three months ended June 30, 2003 and 2002, respectively.
                        Total management fee expense was $79,758 and $41,260 for the nine months ended June 30, 2003 and 2002. The related party payable from the management fee was $7,000 at June 30, 2003.

6.   Subsequent         In  January  2004,  the  Company  entered  into a  Share
     Events             Exchange  Agreement  to  acquire  all of the  issued and
                        outstanding  shares  of  common  stock  of both  Pathway
                        Advisors, Inc. and Hampton and Hampton, P.A. The Company issued a total of 6 million shares of unregistered common stock to acquire these entities. This transaction was reported on Form 8-K filed February 5, 2004.

                        The Company completed a Private Placement under a Private Placement Memorandum dated November 26, 2003. The Company issued 2,000,000 shares of unregistered common stock in exchange for $300,000. Each share of stock had one warrant attached that allows the holder to purchase one share of common stock.

                        The Company opened a Private Placement Memorandum on January 28, 2004 under which it intends to raise $3,000,000 by offering 300,000 units consisting of a convertible debt instrument, ten shares of common stock, and ten common stock purchase warrants. The offering will remain open until the earlier of the sale of 300,000 units or April 30, 2004.




--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

PLAN OF OPERATIONS

For the period ended June 30, 2003, our focus was the continued growth and expansion of Strategic Futures and Options, Inc ("Strategic"). We acquired 100% of the issued and outstanding shares of common stock of Strategic on September 12, 2002.

Strategic is a registered introducing broker with the Commodities Futures Trading Commission ("CFC") and a member of the National Futures Association. Strategic's primary business operation includes introducing customer securities and commodities transactions to Refco LLC on behalf of its clients through brokers employed by the Company. Our revenues consist primarily of brokerage commissions. Brokerage commissions are generated through customer trades.

The commodities market, like the securities industry, is subject to significant fluctuations and valuations. Greater (or lesser) demand for the underlying commodity sparks market volatility. Weather conditions, political unrest, wars, interest rates as well as the overall perception of the economy's well being all play a role in the pricing of the commodities and the underlying contracts. Trading volume in futures and options commodities such as grains, gold and other commodities have reached historical highs. Management believes that this growth has been spurred in part by the Federal Reserve's ability to maintain interest rates at a historically low level. As long as current trends continue, management expects trading in the commodities industry to continue to increase. To the extent that market conditions change, commodities traders and the Company can still generate revenues from holding short positions.

SUBSEQUENT EVENTS

In order to become a broader diversified financial institution in January 2004 we acquired all of the issued and outstanding shares of common stock of both Pathway Advisors, Inc. and Hampton & Hampton, P.A., Inc. in exchange for the issuance of a total of 6 million shares of our common stock.

Pathway Advisors, Inc. ("Pathway") is focused on introducing investment banking relationships to prospective clients, identifying, structuring, brokering and financing various investment opportunities for its clients. Fees are received in the form of equity participation and fees for services rendered. Heath H. Hampton serves as president of Pathway. Pathway is located in Topeka, Kansas.

Hampton & Hampton P.A., Inc. ("Hampton") is a multi-service accounting firm with five branch offices located in the State of Kansas specializing in individual and business tax return preparation, tax planning strategies, and accounting for small business owners; also planning for retirement, social security, future tax due and estate taxes. Its founder is Von B. Hampton, the brother of Heath Hampton.

RESULTS OF OPERATIONS

During the three and nine months ended June 30, 2003 we generated revenues of $142,154 and $595,164. This compares to revenues of $106,901 and $187,703 for the comparable period in 2002. Management attributes this significant growth in revenues to having additional brokers in its offices and increasing awareness of Strategic at its Minnesota offices.

With this significant growth, we incurred greater than expected operating expenses. Commissions and fees for the three and nine months ended June 30, 2003 were $71,436 and $298,207 as compared to $28,223 and $71,213 during the comparable 2002 periods. The increase in brokerage commissions is directly attributable to our increase in commission income. Our commission expense as a percentage of revenues will vary from quarter to quarter depending upon the type of trades placed. Our brokers receive either a straight commission or a draw against future commissions. In addition, we may prepay some option position commissions.

General and administrative expenses increased more than anticipated, increasing from $29,203 to $84,896 for the three months ended June 30, 2002 and 2003 and increasing from $72,202 to $265,195 for the nine months ended June 30, 2002 and 2003, respectively.

The significant increase in general and administrative expenses is primarily due to increased salaries, a loss of approximately $20,000 on our trading account and an increase in our miscellaneous expenses a portion of which are attributable to increased costs associated with compliance matters as a public company which were not a factor in Strategic's earlier operations. The increase in our general and administrative expenses was the primary reason for our incurring a net loss of $35,059 and $47,996 for the three and nine months ended June 30, 2003 as compared to a profit of $22,215 and $2,228 for the comparable periods in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets as of June 30, 2003 were $46,612 as compared to $168,317 as of September 30, 2002. The significant decrease in our current assets is attributable to a reduction in commissions receivable from $68,669 to $29,873 and a reduction in employee receivables from $57,324 to $13,975.

We used our current assets to reduce our current liabilities from $145,690 to $71,839. However, due to our net losses, stockholders' equity has declined from $23,100 as of September 30, 2002 to a deficit of $24,896 as of June 30, 2003.

Strategic had positive working capital at September 30, 2002 and is now in a working capital deficit position. Management's decision to expand Strategic's operations has depleted its capital resources. Expenses incurred, especially for salaries and capital additions was not met with offsetting revenues. However, with the acquisition of both Pathway and Hampton, management believes that the Company will be able to meet its operating needs and increase revenues, although there can be no assurance that revenues will increase or that revenues will be sufficient to meet our operating needs.

During the first fiscal quarter of 2004, we raised a total of $300,000 pursuant to a unit offering consisting of common stock and common stock purchase warrants. We intend to raise an additional $3 million by offering units consisting of a convertible debt instrument, ten shares of common stock, and ten common stock purchase warrants. The Company may also require other sources of funding. Right now, we do not have any third party commitments to fund our operations and there can be no assurance that we will be able to secure funding in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our planned operations is dependent upon our ability to secure additional financing. Changes in interest rates may make the cost of securing additional financing beyond our reach. As a result, we may not be able to fully implement our business plan. We may also secure additional funding through the sale of a combination of debt and equity. Changes in the financial markets, changes in the price of our common stock or any type of regulatory sanctions may make it very difficult for us to secure additional funding through the sale of our securities.

We compete in a highly competitive market. The brokerage industry and the financial markets are highly competitive and fragmented. Our success will also be dependent upon general economic conditions and the ability to accomplish our goals, of which there can be no assurance.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the filing period covered by this report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Ron Wolfbauer. Based upon that evaluation, it was concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to Mr. Wolfbauer to allow timely decisions regarding required disclosure.

CHANGE IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 2. CHANGE IN SECURITIES

During the quarter ended June 30, 2003 we did not issue any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit
      Number                     Description of Exhibit

31.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.2 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-k were filed during the period ended June 30, 2003


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Tels Corporation
                                         (Registrant)

                                        By: /s/ Ron Wolfbauer, Jr.
Date: April 22, 2004                       ------------------------


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signatures                                       Title
----------

/S/ Ron Wolfbauer, Jr.                           President/Chief Executive
Ron Wolfbauer, Jr.                               Officer/Director