Form 10KSB
period 2003-09-30
TELS CORP
filed 2004-04-29
CIK 756767

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-KSB


                             ----------------------



{X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

For the Fiscal Year Ended September 30, 2003
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12993
                             ----------------------


                                TELS CORPORATION
                 (Name of Small Business Issuer in its charter)
                             ----------------------



                  Utah                                      87-0373840

     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

2459 Washington Drive, Suite 104                              55121
Eagan, MN
(Address of principal executive offices)                      (Zip Code)

1750 Yankee Doodle Road, Suite 202                            55121
Eagan , MN
(Former Name or Former Address, if changed                   (Zip Code)
from last Report)


         Issuer's telephone number, including area code: (651) 681-8408

                             ----------------------


           Securities registered under Section 12(b) of the Act: None
                   Title of each class to be registered: None
                             Name of exchange: None
           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, Par Value $0.02
                                (Title of Class)

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   x   NO
    -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

The issuer's revenues for the fiscal year ended September 30, 2003, were $741,462.

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES        NO   x
    ------    -----

As of April 16, 2004, there were 30,796,955 Shares of the Issuer's common Stock, par value $0.02, issued and outstanding.

As of April 16, 2004, based on the closing bid price of our common stock the aggregate market value of our common stock held by non-affiliates was approximately $5,650,000 calculated on the basis of a closing bid price of $0.45.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ x ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING PRECEDING FIVE YEARS

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ___   NO ___


APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of April 16, 2004 , there were 30,796,955 shares of the Company's $0.02, par value common stock issued and outstanding.

AVAILABLE INFORMATION

The public may read and copy any materials filed by Tels Corporation (referred to throughout this Report as "our company" or "we") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at http://www.sec.gov.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c)) under the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

                                TABLE OF CONTENTS
                                -----------------
                                                                          PAGE
                                                                          ----
PART  I
Item  1.     Description of Business                                         4

Item  2.     Description of Property                                        11

Item  3.     Legal Proceedings                                              12

Item  4.     Submission of Matters to a Vote of Security Holders            12

PART  II

Item  5.     Market for Common Equity and Related Stockholder Matters       12

Item  6.     Management's Discussion and Analysis or Plan of Operation      15

Item  7.     Financial  Statements                                          21

Item  8.     Changes in and Disagreements with Accountants                  21
              on Accounting and Financial Disclosure

Item 8A.     Controls and Procedures                                        21

PART  III

Item  9.     Directors and Executive Officers, Promoters and
               Control Persons; 21 Compliance with Section 16(a) of the Exchange Act

Item  10.    Executive Compensation                                         23

Item  11.    Security Ownership of Certain Beneficial Owners                26
               and Management

Item  12.    Certain Relationships and Related Transactions                 28

Item  13.    Exhibits and Reports on Form  8-K                              30

Item 14.     Principal Accounting Fees and Services                         31


SIGNATURES                                                                  32

CONSOLIDATED FINANCIAL STATEMENTS

                                     PART I.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.

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

ITEM 1.   DESCRIPTION OF THE BUSINESS.

Historical Information

TELS Corporation was incorporated in Utah in February 1981. From its inception through June 30, 2001, TELS was engaged through its subsidiaries in the design, manufacture, assembly, sale and service of microprocessor-based computer systems for various applications in various industries, primarily telecommunications applications in the lodging industry. On June 30, 2001, TELS discontinued its business operations and transferred its operating assets and certain liabilities to its wholly-owned subsidiary TEL electronics, inc. ("TEL electronics"). Effective July 27, 2001, TELS transferred TEL electronics and other assets to two of its former officers and directors in exchange for their assumption of TELS' net liabilities.

On September 12, 2002, TELS acquired Strategic Futures and Options, Inc., a Minnesota corporation ("SFO"), as a wholly-owned subsidiary of TELS in a reverse merger transaction pursuant to an Agreement and Plan of Reorganization dated August 16, 2002. TELS formed a new, wholly-owned subsidiary that was merged into SFO and the outstanding shares of SFO were converted into shares of TELS' common stock. In connection with the transaction, TELS issued 18,500,133 shares to the SFO shareholders. As a result of its acquisition of SFO, TELS had a total of 22,692,952 shares of common stock issued and outstanding immediately following the merger, of which 4,192,819 shares or 18.5% were held by the persons that were shareholders of TELS prior to the merger, and 18,500,133 shares or 81.5%
were  held  by  the  former   shareholders   of  SFO.  At  the  closing  of  the
reorganization, the former members of management of TELS resigned and the persons designated by SFO were elected as the new directors and executive officers of TELS. The reorganization has been treated for accounting purposes as a recapitalization of SFO.

SFO was formed in Minnesota in January 2001 as a wholly-owned subsidiary of International Strategic Assets, Inc. ("International"). In July 2002, International distributed all the outstanding shares of SFO to the twenty-five shareholders of International as an in-kind dividend. In September 2002, SFO was acquired by TELS in a reverse merger transaction as discussed above.

Ronald Wolfbauer, the President, CEO, a director, and a principal shareholder of TELS, is also the President, CEO, a director and principal shareholder of International. TELS and SFO are referred to collectively in this report as "TELS" "the Company", " the Registrant," "we" or "us" unless otherwise indicated to the contrary.

Recent Developments

On January 28, 2004, pursuant to two separate share exchange agreements, we acquired all of the issued and outstanding common stock of both Hampton & Hampton, P.A. Inc. ("Hampton")and Pathway Advisors, Inc. ("Pathway") We issued a total of six million shares of our common stock (3 million shares to Von Hampton and 3 million shares to Heith Hampton) in connection with each of these acquisitions. Von Hampton and Heith Hampton are brothers.

Pathway Advisors' principal business activity is introducing investment banking relationships to prospective clients, identifying, structuring, brokering and financing various investment opportunities for its clients. Fees are received in the form of equity participation and fees for services rendered. Heith H Hampton serves as president of Pathway. Pathway is located in Topeka, Kansas.

Hampton is a multi-service accounting firm with five branch offices located in the State of Kansas specializing in individual and business tax return preparation, tax planning strategies, and accounting for small business owners. The principal office is located in in Pratt, Kansas.

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

SFO Operations

SFO's operations are conducted from its offices at 3459 Washington Drive, Suite 104 Eagan, Minnesota and their offices in Chaska Minnesota. As of March 31, 2004 SFO employed eight licensed commodities brokers, including Mr. Wolfbauer, President, CEO and registered principal. SFO is a full service brokerage and assists its clients with money management strategies and trading disciplines. However, SFO is an introducing broker, which means it is licensed to handle customer orders but not to hold customer funds. As a result, SFO has entered into an Introducer Agreement with Refco LLC ("Refco") pursuant to which Refco executes and clears all transactions on behalf of SFO's clients on a fully disclosed basis, and holds the funds and securities of such clients. At the end of each month, Refco pays all commissions owing to SFO, less its monthly clearing charges. All of SFO's revenues are generated as commissions on transactions effected by SFO's customers. Commissions are typically charged at a flat rate per "round turn," or a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. Commissions are then divided equally between SFO and the broker responsible for generating such transaction, after deducting Refco's clearing charges and any related transaction charges.

SFO maintains a back office that handles the verification of all trade orders and its office administration, accounting and bookkeeping operations. SFO currently has one employee in its back office.

To date SFO has built its core business in the traditional full-service brokerage area and most of its business has originated through its individual registered futures and options brokers and by word of mouth. SFO intends to grow its brokerage business by continuing to recruit and train new individual brokers and by better developing customer leads. Management believes that additional client leads will come from clients of both Pathway and Hampton.

Employees and Associated Persons

SFO has eight traders, including Mr. Wolfbauer, and one compliance/administrative assistant, all of whom have received their Series 3 Licenses from the NFA. SFO has also engaged Keith P. Rowland, a shareholder, as a part-time financial consultant.

Hampton currently employs thirteen professionals and five support staff in their five offices, while Pathway currently employs three individuals in their Topeka office. SFO does not anticipate that its employees or associated persons will be represented by unions and considers its relationship with its employees to be good.

Facilities

The principal executive offices of TELS have been relocated to SFO's principal executive offices located at 2459 Washington Drive, Suite 104 Eagan, Minnesota where its telephone number is (651) 681-8408. SFO also leases a second office in Eagan, Minnesota. SFO pays approximately $3,300 per month for the lease of these two offices.

Hampton's principal office is located in Pratt, Kansas. Hampton also has four other offices located throughout the state of Kansas to service its clients. We anticipate that annual rents for these offices will be approximately $92,000.

Pathway has a principal office located in Topeka, Kansas and has a second office located in Pratt, Kansas. We anticipate that annual rents for these offices will be approximately $15,000.

We do not anticipate any problems in securing additional office space should we choose to expand our current business operations.

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

We anticipate facing intense competition in both the investment banking and accounting fields as well. Hampton's primary focus is providing accounting and tax services to clients. Large, local and regional firms can and do provide similar services. Hampton intends to compete with these firms on the basis of providing exceptional work with personal attention.

Pathway faces intense competition from both large investment banking houses which can finance their own investments to smaller firms which serve as finder's or brokers. Management believes that Pathway will be able to identify unique business opportunities and either identify source funding or, conditions permitting, make their own investment. At the present time Pathway does not have funds to finance their investment banking activities and their can be no assurance that funds will be available at any time in the future.

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

Futures professionals and organizations are governed by regulatory oversight by the futures exchanges or self- regulatory organizations such as the NFA, of which they are members. In addition, the CFTC has delegated its registration and certain regulatory functions to the NFA. The NFA, a self-regulatory body, has established and enforces training standards and proficiency tests, minimum financial requirements and standards of fair practice for futures commission merchants. As a designated self-regulatory organization, the NFA has authority to enforce its rules, the violation of which could lead to various penalties, including expulsion. Since NFA membership is mandatory for all CFTC registered commodity professionals, loss or suspension of this membership would preclude a firm from engaging in business. SFO is a member of the NFA.

Pathway is not a registered broker or investment advisor. As such, its activities will be limited to those functions which are not prohibited by either the Securities and Exchange Commission or the National Association of Securities Dealers. Should we acquire a broker/dealer or should we determine that it will be in our best interests to become a registered broker/dealer, we will become subject to extensive regulation at both the state and federal level.

Pathway Advisors

Pathway's primary focus of operations to date has been investment banking. Pathway has developed relationships with both investors, financing groups and institutional investors and utilizes these contacts to structure financing agreements for its clients. Pathway generally receives a finder's fee in connection with these activities and may also receive equity in connection with structuring the financing.

Pathway faces intense competition from other, much larger and better capitalized investment banking consortiums and there can be no assurance that Pathway will be able to identify prospective financing deals or locate viable financing alternatives.

Hampton & Hampton

Hampton is a full service accounting firm providing a broad range of accounting services including accounting, bookkeeping, tax preparation and planning, estate planning, business consultation and related matters. It operates five offices throughout the state of Kansas.

Management believes that with the acquisition of both Hampton and Pathway, SFO will benefit from the pre-existing relationships established by both Pathway and Hampton and vice versa. Specifically, brokerage clients requiring accounting services could be referred to Hampton. . Clients looking for investment opportunities or looking to place venture capital could be referred to Pathway. Similarly, clients interested in establishing a commodities account could be referred to SFO.

RISK FACTORS

You should carefully consider the risks described below before purchasing our common stock. The risks set forth below describe the material risks presently known by the Company. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.

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

SFO advises its clients with respect to trading strategies as well as executing its clients' orders. SFO believes that much of its growth has resulted from and will in the future result from "word of mouth" recommendations from existing clients. If SFO were to be incorrect in predicting a market trend or trends and its clients lost money on their transactions, the result could be an erosion of SFO's existing client base and a decrease in the growth of new customers, both of which would have a substantially adverse impact on SFO and its results of operations.

TELS is substantially dependent on Ronald Wolfbauer, the chief executive officer of TELS and SFO, to operate the company and the loss of any of his services may be expected to have an adverse impact on its operations until such time as he could be replaced, if he could be replaced. TELS does not carry key man life insurance on the life of Mr. Wolfbauer.

SFO relies on Refco LLC ("Refco") for trade execution and clearing services, and the termination of SFO's agreement with Refco or increased clearing costs could have an adverse impact on SFO's business.

Because SFO is an introducing broker, it does not execute or clear trades for its clients, or hold its client's funds. Instead, SFO pays Refco, a competitor of SFO, to provide trade execution and clearing services. As a result of its clearing agreement with Refco, SFO is dependent on Refco for the orderly processing of transactions. Termination of this agreement or any interruption of Refco's operations could harm SFO's business. SFO attempts to cover its clearing costs through commission fees charged to its clients, however, if SFO's clearing costs increased and it was unable to also increase its commission rates, its profitability would be adversely affected. SFO has agreed to indemnify Refco for claims, suits, actions, or any other proceedings relating to SFO's customers.

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

Our subsidiary, Pathway, is engaged in investment banking activities and as a result is subject to general market conditions.

If economic times became difficult and the availability of venture capital became extremely difficult, or in the alternative, the cost of financing companies became more expensive, the number of financings which Pathway would have an opportunity to participate in would significantly decline. In the alternative, the cost of obtaining sufficient financing for client companies may increase making access to venture capital funds unavailable to Pathway.

Our subsidiary, Hampton faces intense competition from small local accounting firms as well as national firms and there can be no assurance that these competitors could not provide similar services on a more cost competitive basis.

The services provided by Hampton & Hampton are not unique in nature. Similar services are provided by small local accounting firms as well as national accounting firms. Rather, Hampton relies on relation building with its clients, primarily as a result of the personal guidance of its president, Von Hampton. Should he become incapacitated, these personal relationships could suffer and the business may decline significantly. We do not carry any key man insurance on Mr. Hampton.

In addition, independent tax preparation firms such as H & R Block compete with Hampton for tax preparation services. It is extremely difficult for Hampton to compete with firms like H & R Block on a cost basis.

The shares of common stock available for sale in the future could adversely affect the market price for TELS' common stock.

A significant portion of our issued and outstanding common shares are restricted securities which will be freely tradable or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended. Sales of substantial amounts of this common stock in the public market could adversely affect the market price for TELS' common stock.

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

Compliance with Environmental Laws.

We believe that we are in compliance with all relevant environmental laws. In fact, we believe there are no environmental laws, which directly impact our business. Due to the nature of our operations, we believe that the cost of complying with environmental laws will not have a significant effect on our operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

TELS does not own any real estate or other significant properties. TELS' principal executive offices are located at the principal executive offices of SFO at 2459 Washington Drive, Suite 104 Eagan, Minnesota 55121, where its telephone number is (651) 681-8408. The monthly rent for this facility is approximately $2,300 per month. SFO operates one additional office in Chaska, Minnesota and pays approximately $1,560 per month in rent for this facility. Total square footage of all leased facilities by SFO is approximately 2,000 square feet.

Hampton operates five offices throughout the state of Kansas with a principal office located in Pratt. Management believes that these offices are sufficient to service Hampton clients. Should additional space be required, management does not anticipate any difficulty in securing additional leased space at commercially reasonable rates.

Pathway currently operates two offices with its principal office located in Topeka, Kansas. Management believes that these offices are sufficient to service Hampton clients. Should additional space be required, management does not anticipate any difficulty in securing additional leased space at commercially reasonable rates

ITEM 3.  LEGAL PROCEEDINGS.

There are no current legal proceedings pending or threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

1.       Market Information

TELS' common stock is quoted on the Pink Sheets. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for Over The Counter Securities. The trading symbol for the Company is "Tels". Our shares of common previously traded on the OTC Bulletin Board. Our stock was removed from trading on the Bulletin Board when we were not able to file our required quarterly statement and annual report. We hope to file all required delinquent reports and seek application to trade again on the OTC Bulletin Board

The following table sets forth the high and low bid quotations for TELS' common stock on the OTC Bulletin Board for the preceding three fiscal years ended September 30, 2003, 2002 and 2001.

PRICE RANGE OF SECURITIES

2001                                              High Bid          Low Bid
Quarter Ended December 31, 2000                   $.19              $.065
Quarter Ended March 31, 2001                      $.125             $.10
Quarter Ended June 30, 2001                       $.12              $.099
Quarter Ended September 30, 2001                  $.09              $.04

2002                                              High Bid          Low Bid
Quarter Ended December 31, 2001                   $.065             $.02
Quarter Ended March 31, 2002                      $.05              $.022
Quarter Ended June 30, 2002                       $.135             $.04
Quarter Ended September 30, 2002                  $.58              $.09

2003                                              High Bid          Low Bid
Quarter Ended December 31, 2002                   $.36              $ .135
Quarter Ended March 31, 2003                      $.15              $.06
Quarter Ended June 30, 2003                       $.15              $.06
Quarter Ended September 30, 2003                  $.08              $.02

2004
Quarter Ended December 31, 2003                   $.179             $.04
Quarter Ended March 31, 2004                      $.49              $.059

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

(b)      Holders

At April 16, 2004 , there were 876 holders of record of TELS' common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by TELS' transfer agent.

c)       Dividends

We have not paid any dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

(d)      Transfer Agent

Our transfer agent is American Stock Transfer. American Stock Transfer is located at 6201 15th Avenue, Brooklyn, NY 11219, telephone (718) 921-8210.

(e)      Recent Sale of Unregistered Securities

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

In addition on January 28, 2004 we authorized the issuance of 3 million shares of our common stock to Heith Hampton in connection with the acquisition of Pathway Advisors, Inc. and we authorized the issuance of 3 million shares to Von Hampton in connection with the purchase of all of the issued and outstanding shares of common stock of Hampton & Hampton, P.A. The shares were issued in April 2004.

Following is a list of the securities that we have issued:

Name                                       No. of Shares         Issue Date*

E.L. Abercrombie Liv. Tst                     66,668

Almont Industries, Inc.                       33,334

Brooks K. Baucum                              113,333

Dale L. & Gayle Bolen                         33,334

Robert N. Bolen                               33,334

Zelda Brack                                   33,334

Daryl & Brenda Brock                          33,334

William E. Cannata                            66,668

Christopher L. Cairns                         66,668

Larry Evertson                                66,667

Gregory E. & Pamela  Fields                   33,334

Louis G. Filip, Jr.                           33,334

Robert W. George                              33,334

Kenneth P. Gibbs                              33,334

Howard E. & Lois Gray                         33,334

Juanita M. Green Liv. Tst.                    33,334

Della Hampton                                 73,334

Melvyn R. Heaps                               33,334

Randy H. & Terryl Henderson                   33,334

Donald & Janice Herman                        66,668

Lorne Hooper                                  33,334

Annette J. Jay Revocable Trust                33,334

Jeffrey Klein                                 125,000

Bobby J. McCarley (IRA)                       66,668

Nancy H. Noble                                33,334

Melody Ann Pfingsten                          66,667

Gary Polk                                     33,334

Daniel & Cynthia Quint Partnrshp              33,334

Martin L. & Betty Quint                       33,334

Joseph Schiller                               66,668

Anthony Shumway                               33,334

John D. & Marsha Stineman                     166,666

Lyn L. Swonger                                33,334

Allen & Patricia L. Thome                     33,334

George B. Williams                            33,334

John H. Williams                              33,334

Bert M. Wommack Trust                         66,668

Virginia A. Wommack                           66,668

Joseph B. Wommack                             23,334

Virginia A. Wommack                           20,000

M. Virginia Wommack Trust                     66,668

Paul E. Young, M.D.                           33,334

* All of the shares of common stock set forth herein were issued in January and February 2004. All of the shares set forth above were issued pursuant to an exemption from registration under Section 3(b), 4(2), 4(6) and /or Rule 506 of Regulation D of the Securities Act of 1933.

We raised a total of $300,000 from the sale of the above identified securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, and financial condition, anticipated acquisitions and anticipated growth.

Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties that are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.

We have recently adopted a code of conduct for the operations of our business. We believe that this code of conduct will promote our business dealings with the public in general, govern the activities of our officers with respect to safeguarding corporate assets and dealing fairly with out shareholders.

Overview

TELS acquired SFO on September 12, 2002, in a transaction treated for accounting purposes as a "reverse acquisition." As a result, the historical results presented in the financial statements included in this report are those of SFO through September 12, 2002, after which the historical results are those of the combined entities. For the year ended September 30, 2003, Tels did not conduct any active business operations other than the operations conducted through SFO, its wholly-owned subsidiary. However, with the acquisition of Hampton and Pathway in January 2004, we will be expanding the scope of our operations.

SFO is a registered introducing broker with the Commodities Futures Trading Commission ("CFTC") and a member of the National Futures Association. We provide services of introducing customer securities and commodities transactions to Refco . on behalf of our clients through the brokers employed by our company. We currently do not generate any revenue through online trading although it is a goal of the company to commence online trading in the future. We have not traded for ourselves but it is the intent of the company to open and trade a proprietary account on behalf of our firm.

Our revenues consist primarily of brokerage commissions. Brokerage commissions are generated through customer trades. We have experienced growth in our revenue since our inception in January 2001 due to (i) the fluctuations and instability in the equity markets, and (ii) the growth in number of our customer accounts and the resulting increase in our trading activities.

Hampton & Hampton is an accounting firm which receives fees for services rendered primarily in the accounting and tax preparation field. Pathway Advisors provides investment banking services and receives fees, both in cash and in equity, for the services provided.

Results of Operations

The following table summarizes our operations for each of the periods indicated below.*


                                              Year Ended           Year Ended
                                              Sept. 30, 2003      Sept. 30, 2002
                                              --------------      --------------

Revenues
Commissions earned                            $ 741,462              $455,957
Operating expenses
         Brokers' commissions and fees          349,838               186,719
         General and administrative             327,505               176,811
         Management fees                         96,687                71,280
         Loss on trading account                 27,926                     -
                                              ----------             --------
Total operating expenses                        801,956               434,810
                                              ----------             --------
Income (loss) before income taxes               (60,494)               21,147
(Benefit) Provision for income taxes              -0-                    -0-
         Net (loss) income                    $ (60,494)              $21,147

*Investors are urged to review our entire financial report which is included as part of this report.

Revenue

Commission revenues increased to $741,462 in fiscal 2003 from $455,957 in fiscal 2002. This increase in revenue is primarily attributable to the growth in our client accounts. As we continue to hire additional brokers and continue our marketing activities, we anticipate that our client accounts will continue to increase.

Net income

We incurred a net loss of $60,494 in fiscal 2003 as compared to a net profit of $21,147 in fiscal 2002. This loss was primarily attributable to the significant increase in our general and administrative expenses as we expanded our operations. We believe that we will be able to keep greater controls over these expenses in the future and despite our expected increase in revenues, our general and administrative expenses will not increase disproportionately.

Brokers' Commissions

Brokers' commissions increased to $349,838 or 47.8% of net revenues in fiscal 2003 as compared to $186,719 or 41.0% of net revenue in fiscal 2002. The larger percentage of commissions paid is primarily attributable to our hiring new brokers who are paid a draw against commissions.

Management Fees

Management fees increased to $96,687 in fiscal 2003 from $71,280 in 2002. During 2003 (and 2002) we occupied part of a facility leased by International Strategic Assets, Inc. ("International"). SFO was formed in January 2001 as a wholly-owned subsidiary of International and operated in the same facility as a cost- savings measure. SFO, after the distribution to its shareholders and the subsequent acquisition by TELS, continues to operate in the same facility. The monthly management fee is charged by and paid to International to cover the shared administrative and occupancy expenses. The management agreement was terminated in January 2004 when SFO moved into its own office.

Liquidity and Capital Resources

We had a cash overdraft of $1,158 as compared to cash and cash equivalents of $10,548 at September 30, 2002. We had a negative working capital balance of $34,878. Working capital at September 30, 2002 was $22,627.

Net cash used in operating activities was ($11,706) in 2003 and net cash provided by operating activities was $10,300 in 2002.

We believe that with the acquisition of Hampton & Hampton and Pathway, as well as better control over our expenses; we will be able to fund our existing operations. However, in order to expand operations we have determined that we will have to find additional financing sources. During the first fiscal quarter of 2004, we raised a total of $300,000 pursuant to a unit offering consisting of common stock and common stock purchase warrants. We intend to raise an additional $3 million by offering units consisting of a convertible debt instrument, ten shares of common stock, and ten common stock purchase warrants.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statemet 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or the financial condition of the Company.

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an entity must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later that the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the Interpretive guidance included in Topic 13 of the codification of staff accounting bulletin in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included herein. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

Commissions and related expenses are recognized on a trade-date basis. On the trade-date, the Company has entered into a binding agreement, fulfilled its obligations, the commission is fixed and collection is reasonably assured.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Audit Committee Report

We do not have an audit committee. However, our entire Board of Directors has reviewed the audited financial statements for the year ended September 30, 2003 and the Board has taken such steps as deemed needed necessary to insure that the Company has discussed with its independent auditors the matters required by Statements on Auditing Standards No. 61 (SAS 61) and the Sarbanes-Oxley Act of 2002.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are being filed with this report and are located following the signature page and officer certifications.

Independent Auditor's Report

Consolidated Balance Sheet as of September 30, 2003

Consolidated Statements of Operations For the Years Ended September 30, 2003 and 2002

Consolidated Statement of Stockholders Equity For the Years Ended September 30, 2003 and 2002

Consolidated Statement of Cash Flows For the Years Ended September 30, 2003 and 2002

Notes To Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with any accountants concerning accounting issues or required financial disclosure during the past two years.

ITEM 8A. CONTROLS AND PROCEDURES

The Registrant's President and CEO, and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Registrant. The Certifying Officers have concluded (based on the evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the the Registrant's disclosure controls and procedures (as defined in Rule
15d-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Name                            Age     Position Held
-------------------             ---     -----------------

Ronald G. Wolfbauer, Jr.        42      Chairman, President, Treasurer Director

David Brandt                    68      Director

Von Hampton                     43      Secretary, Director

*The term of office of each director is one year and until his or her successor is elected at TELS' annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. Mr. Wolfbauer and Mr. Brandt have served in the position indicated since September 12, 2002. Von Hampton joined our board in January 2004. Certain biographical information of TELS' directors and officers is set forth below.

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

Von Hampton. Mr. Hampton became a director and secretary of our Company in January 2004 when the Company acquired Hampton. Since 1989 he served as president of Hampton & Hampton, P.A. Inc. and continues in that capacity. Mr. Hampton is a registered representative and has a Series 7, 63 and 65 license. He also holds a license to sell life and health insurance in four states. Mr. Hampton received a Bachelor of Science degree in accounting from Kansas State University.

Committees  of  The  Board  Of  Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation  Of  Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors. Our Directors meet periodically throughout the year to review the operations of the Company. The principals also meet on numerous informal occasions to discuss business ideas.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to TELS during or respecting its last fiscal year ended September 30, 2003, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of TELS or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act except as described below.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth, for TELS' last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the persons who served as Chief Executive Officer of TELS (the "Named Executive Officers"). No other officers of TELS or its subsidiaries received annual compensation in excess of $100,000 during the last three fiscal years.


                                            SUMMARY COMPENSATION TABLE
                           ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                                                              AWARDS                    PAYOUTS
                                                          OTHE    RESTRICTED
                                                         ANNUAL     STOCK       OPTIONS/     LTIP     ALL OTHER
NAME AND                            SALARY BONUS         COMPEN-                  SAR'S        PAY-     COMPEN-
                                                         SATIO     AWARD(S)                    OUTS     SATION
PRINCIPAL POSITION         YEAR     ($)      ($)           ($)        (#)           (#)         ($)        ($)
-------------------------------------------------------------------------------------------------------------------

Ronald G. Wolfbauer, Jr.   2003   $16,500     0         $53,897*       -             -            -         -
President (CEO)(1)         2002   $70,829     0               0        -             -            -         -
                           2001   $25,307     0               0        -             -            -         -
John L. Gunter(2)          2003         0     0               0        -             -            -         -
Former Pres. (CEO)         2002         0     0               0        -             -            -         -
                           2001   $80,400     0               0        -             -            -         -

* Commissions received

         -------------------

*Compensation in the form of incidental benefits such as the use of company automobiles did not exceed $50,000.

(1) Mr. Wolfbauer is compensated on a commission and salary basis. SFO was incorporated in January 2001 and the figures presented for 2001 only encompass the approximately nine-month period from inception through the end of the fiscal year.

(2) John L. Gunter served as President and CEO until September 12, 2002.

The following table contains information regarding options granted during the year ended September 30, 2003 to Tel's named executive officers.

In November 2003 Jennifer Hildebrandt resigned for personal reasons as an officer of the company.


                                              OPTION/SAR GRANTS TABLE
                                                     % TOTAL
                                                     OPTIONS/SAR'S
                                                     GRANTED TO
                           NO. OF SECURITIES       EMPLOYEES IN YEAR
                           UNDERLYING              ENDED SEPT. 30            EXERCISE OR
                           OPTIONS/SAR'S               2003                  BASE PRICE        EXPIRATION
NAME                        GRANTED (#)                (%)                  ($ PER SHARE)         DATE
----------------------------------------------------------------------------------------------------------

None.

The following table contains information regarding options exercised in the year ended September 30, 2003, and the number of shares of common stock underlying options held as of September 30, 2003, by our named executive officers.

                                         AGGREGATED OPTIONS/SAR EXERCISES
                                              IN LAST FISCAL YEAR AND
                                        FISCAL YEAR END OPTIONS/SAR VALUES
                                                                                  VALUE OF UNEXERCISED
                                                 NUMBER OF SECURITIES UNDERLYING      IN-THE-MONEY
                            SHARES       VALUE     UNEXERCISED OPTIONS/SAR'S            OPTIONS/SAR'S
                            ACQUIRED     REALIZED         AT FY-END                     AT FY-END
NAME                         ON           VALUE            (#)                             ($)
                            EXERCISE
                              (#)           ($)       EXERCISABLE UNEXCERSIABLE
--------------------------------------------------------------------------------------------------------

Ronald G. Wolfbauer, Jr.       None        N/A               N/A                          N/A

Employment Agreements, Termination of Employment, and Change in Control

We have entered into one year employment agreements effective February 1, 2004 with the presidents of each of our operating subsidiaries. Mr. Wolfbauer receives a salary of $66,000 plus commissions from SFO. Mr. Wolfbauer has also been granted a one time bonus of $50,000 in recognition of the additional time and expense which he incurred in negotiating the acquisition of both Pathway and Hampton. Mr. Heith Hampton signed an employment agreement effective as of February 1, 2004 which provides for annual compensation of $60,000 per year. Mr. Von Hampton serves as president of Hampton and will receive a salary of $120,000.

As of September 30, 2003 neither TELS nor any of its subsidiaries had any retirement, pension, profit sharing, or insurance or medical reimbursement plans covering their officers, directors or employees.

Stock Option and Stock Award Plans

1993 Stock Option and Incentive Plan- The Stock Option and Incentive Plan was approved by the shareholders on June 7, 1993. On June 6, 1994, the shareholders approved an amendment to this plan that increased the number of shares available for issuance under the plan from 1,000,000 shares to 2,000,000 shares. This plan generally permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock performance shares, dividend equivalents and restricted stock on such terms as may be determined by the committee. The plan expired at the close of business on June 6, 2003 and no shares, options or other awards were granted under this plan during the 2003 fiscal year.

1994 Outside Directors Stock Option Plan- This plan was approved by the shareholders on June 6, 1994 and will expire at the close of business on June 5, 2004. This plan provides for the grant of non-statutory stock options to non-employee directors of TELS pursuant to an automatic, non-discretionary grant mechanism. The options are to be exercisable at the market price for TELS common stock on the date of grant and are to be subject to a six-month vesting period. A total of 500,000 shares of TELS common stock were reserved for issuance under this plan. No options were granted under this plan during the 2003.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 10, 20044 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. On April 19, 2004 there were 30,796,955 shares of TELS' common stock issued and outstanding.

                           Name and address                   Number of                 Percentage of
Title of class             of beneficial owner                of Common Stock           Common Stock(1)
-------------------------------------------------------------------------------------------------------

Principal Shareholders
C/S                        Brewster Diversified Services        2,853,400                     9.26%
                           4875 Lily Ave. North
                           Lake Elmo, MN 55042

C/S                        Jeffery L. Lazarus, Jr., trustee     1,667,909                      5.4%
                           2444 Madison Road, #710
                           Cincinnati, OH 45208

Officers and Directors

C/S                        David E. Brandt                        456,544                     1.48%
                           2406 Boren Drive
                           Marinette, WI 55143

C/S                        Ronald G. Wolfbauer, Jr.             5,806,800                    18.85%
                           2459 Washington Drive, Suite 104
                           Eagan, MN 55121

C/S                        Von Hampton                          3,000,000*                    9.74%
                           207 S. Main
                           Pratt, KS 67124

C/S                        All Officers and Directors           9,263,344                    30.07%
                           as a Group (3 persons)
--------------------------------------------------------------------------------------------------


(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 19, 2004. As of April 19, 2004 there were 30,796,955 shares of our common stock issued and outstanding. Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

    Number of securities      Weighted-average        Number of securities
    to be issued upon         exercise price of       remaining available for
    exercise of outstanding   outstanding options    future issuance under
    options, warrants rights  warrants and rights     equity compensation plans
                                                      (excluding securities
                                                      reflected in column (a)).
    (a)                              (b)                        (c)
--------------------------------------------------------------------------------


None

Change  in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

              (A) any director or officer;

              (B) any proposed nominee for election as a director;

              (C)) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

              (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

SFO compensates its traders, including Ronald Wolfbauer, President and CEO of TELS and SFO, on a commission basis with commissions being paid on the fifteenth day of the following month. Losses incurred by SFO as a result of errors in connection with the handling of customer orders or accounts are charged to the broker responsible for the account and are offset against his or her commission income at the end of the month. It has been the business practice of SFO to allow a broker whose error account charges exceed his commission income during a particular calendar month to offset the shortfall against future commission income. In the event of an error in Mr. Wolfbauer's account, the amount of the error will be deducted from any salary otherwise due Mr. Wolfbauer. In the event that the error account exceeds any salary then due, Mr. Wolfbauer will immediately pay SFO the entire outstanding balance of his error account less any salary otherwise due and payable should that amount exceed his income for that month. As of the date hereof the error account balance does not exceed the amount of commission and salary otherwise due Mr. Wolfbauer.

In August 2002, the board of directors of SFO adopted resolutions generally stating that in consideration for the services provided to SFO by Dennis Postma and Keith Rowland in introducing SFO to TELS and providing assistance in connection with TELS' acquisition of SFO, SFO would cause TELS to enter into a standard registration rights agreement with Messrs. Postma and Rowland and certain of their associates with respect to the TELS shares to be received by them in the reorganization. TELS has determined that the registration of such shares would be unreasonably expensive and paid a total of $15,000 to Mr. Postma in consideration for waiving his registration rights. Mr. Rolwand has waived his registration rights without payment of any additional consideration.

From July 2002 through the present date, Keith Rowland, a principal shareholder, has provided financial consulting services to SFO pursuant to an oral agreement between the parties. Mr. Rowland is compensated for such services on an hourly basis.

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

SFO entered into a management agreement with International dated July 1, 2002 with respect to the office space shared by such companies. The agreement provides that International will provide SFO with office space, clerical support and other office overhead for an agreed charge of $9,260 per month. On September 15, 2002, the management agreement was amended to increase the monthly payment to $10,380 per month effective as of August 1, 2002, as a result of International's hiring of a receptionist who provides services for both International and SFO. On March 3, 2003 both the Company and International renewed and amended the management agreement to reduce the monthly payment to $6,977 per month. The management agreement was not the result of arm's length negotiations between the parties, however, TELS believes the amount of the management fee is approximately one-half of International's actual out-of-pocket cost for the facilities and services provided and that the management agreement is fair to SFO. This management agreement was terminated as of January 1, 2004.

SFO made advances to International from time to time during the fiscal years ended September 30, 2001 and 2002. The amount due to SFO from International as of September 30, 2002 was $31,776. Such amount was repaid in full subsequent to September 30, 2002 and SFO did not make any similar advances during its fiscal year ended September 30, 2003.

Ronald G. Wolfbauer, Jr., President and CEO, entered into a Personal Guarantee with E. D. &F. Man International, Inc. ("Man"), dated March 8, 2001, pursuant to which he personally guaranteed the performance of SFO's obligations under the Introducer Agreement entered into between Man and SFO dated as of June 15, 2001. This obligation has been terminated with the termination of our agreement with Man.

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

In January 2004, we have entered into employment agreements with the presidents of each of our operating subsidiaries. We did not rely on any independent third party to evaluate the fairness of the compensation to be provided. However, the company believes that in view of the services to be provided, the compensation is reasonable.

We also approved in 2004 a bonus of $50,000 payable to Mr. Wolfbauer in consideration for the extraordinary time and effort expended in the acquisition of both Pathway and Hampton.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit           SEC Ref.
No.                No.                Title of Document                           Location
-------------------------------------------------------------------------------------------------
3.1               3                 Articles of Incorporation                   Incorporated by
                                    and Amendments thereto                      Reference*

3.2               3                 Bylaws                                      Incorporated by
                                                                                Reference*
10.1              10                Introducer Agreement between Strategic
                                    Futures and Options, Inc. and E.D.&F.
                                    Man, Intl, Inc. dated as of June 15, 2001,
                                    related Guarantee Agreement, and Personal
                                    Guarantee thereof by Ronald G. Wolfbauer, Jr.       (1)

10.2              10                Management Agreement between
                                    TELS Corporation and International
                                    Strategic Assets, Inc. dated as of
                                    July 1, 2002, as amended September 15,
                                    2002                                                (1)

10.3              10                Termination of Employment Agreement
                                    between TELS Corporation and John L.
                                    Gunter dated as of September 12, 2002               (1)

10.4              10                Indemnification Agreement between TELS
                                    Corporation and TEL electronics, inc., dated
                                    As of September 12, 2002                            (1)

10.5              10                Employment Agreement between the Strategic
                                    Futures Options and Ron Wolfbauer                   (2)

10.6              10                Employment Agreement between Von Hampton
                                    and Hampton & Hampton                               (2)

10.7              10                Employment Agreement between Heith Hampton
                                    and Pathway Advisors                                (2)

31.1                                Certification Pursuant to Section 302 of
                                    Sabanes- Oxley. Act of 2002                        Filed Herewith

32.1                                Certification pursuant to Section 906 of
                                    Sarbanes-Oxley Act of 2002                          Filed Herewith

99.1                                Code of Conduct                                     Filed Herewith

                                       30

* Incorporated by reference to Exhibit 3.1 to: the Company's Registration Statement on Form S-18, SEC File No. 2-93915-D; Exhibit 10.11 to the Company's 1988 Report on Form 10-K; Exhibit 3.4 to the Company's 1989 Report on Form 10-K;
Exhibit 3.4 to the Company's 1990 Report on Form 10-K; and Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(1) Filed as an exhibit to Form 10-KSB for the year ended September 30, 2004.

(2) Filed as an exhibit to the Company's Form 8-k filed February 4, 2004

(b) We did not file any Form 8-ks during the last fiscal quarter covered by this Report. However, we did file on February 4, 2004 a report on Form 8-k. The report describes our acquisition of both Pathway Advisors and Hampton & Hampton Associates. We also disclose the terms of employment agreements reached with our president and the presidents of the acquired entities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB for fiscal 2003 and 2002 were approximately $19,500 and $ 11,050 , respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $300 and $1,675 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

There were no fees billed by the Company's auditors for other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     TELS Corporation
                                     (Registrant)


Date: April 28, 2004                 By /s/ Ronald G. Wolfbauer
                                     ----------------------------------
                                     Ronald G. Wolfbauer, Jr.,
                                     President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                             Date
------------------------------------------------------------------------------------------


By /s/ Ronald G. Wolfbauer, Jr.     President, CEO, and Director            April 28, 2004
-------------------------------     (Principal Executive Officer and
Ronald G. Wolfbauer, Jr.            Principal Financial and Accounting
                                    Officer)


                                                                            April 28, 2004
By /s/ David E. Brandt              Director
-------------------------------
David E. Brandt


By/s/ Von Hampton                   Director, Secretary                      April 28, 2004
-------------------------------
Von Hampton

TELS CORPORATION AND SUBSIDIARY
Consolidated Financial Statements
September 30, 2003

                                                    INDEPENDENT AUDITORS' REPORT






The Board of Directors
TELS Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of TELS Corporation and Subsidiary (the Company) as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TELS Corporation and Subsidiary as of September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/Tanner + Co.


Salt Lake City, Utah
February 27, 2004

                                                 TELS CORPORATION AND SUBSIDIARY
                                                      Consolidated Balance Sheet

                                                              September 30, 2003
--------------------------------------------------------------------------------


        Assets
        ------

Current assets:
  Commissions receivable                                        $        57,363
  Receivable from employees                                              12,304
  Other current assets                                                    2,183
                                                                ---------------

        Total current assets                                             71,850

Computer equipment, net of
 accumulated depreciation of $513                                           284
                                                                ----------------

        Total assets                                            $        72,134
                                                                ----------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Cash overdraft                                                $         1,158
  Accounts payable                                                       14,905
  Accrued liabilities                                                    63,155
  Related party payable                                                  27,510
                                                                ----------------

        Total current liabilities                                       106,728
                                                                ----------------

Commitments and contingencies                                                 -

Stockholders' deficit:
  Series A convertible preferred stock, $1.00 par value;
    authorized 10,000,000 shares, no shares issued and
    outstanding                                                               -
  Common stock, $.02 par value; authorized 50,000,000
    shares, issued 22,732,952 shares issued and
    outstanding                                                         454,659
  Additional paid-in capital                                              2,000
  Accumulated deficit                                                  (491,253)
                                                                ----------------

        Total stockholders' deficit                                     (34,594)
                                                                ----------------

        Total liabilities and stockholders' deficit             $        72,134
                                                                ----------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                   1

                                                 TELS CORPORATION AND SUBSIDIARY
                                            Consolidated Statement of Operations

                                                       Years Ended September 30,
--------------------------------------------------------------------------------

                                                  2003                 2002
                                             -----------------------------------

Revenues - commission earned                 $       741,462      $     455,957
                                             -----------------------------------

Expenses:
  Commissions and fees                               349,838            186,719
  General and administrative                         327,505            176,811
  Related party management fee                        96,687             71,280
  Loss on trading account                             27,926                  -
                                             -----------------------------------

        Total                                        801,956            434,810
                                             -----------------------------------

        (Loss) income before provision for
        income taxes                                 (60,494)            21,147

(Benefit) provision for income taxes                       -                  -
                                             -----------------------------------

        Net (loss) income                    $       (60,494)     $      21,147
                                             -----------------------------------

(Loss) income per share - basic and diluted  $             -      $           -
                                             -----------------------------------

Weighted average shares:
  Basic                                           22,708,000         18,707,000
                                             -----------------------------------

  Diluted                                         22,708,000         18,711,000
                                             -----------------------------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                   2


                                                                              TELS CORPORATION AND SUBSIDIARY
                                                               Consolidated Statement of Stockholders' Equity

                                                                      Years Ended September 30, 2003 and 2002
-------------------------------------------------------------------------------------------------------------



                                           Common Stock           Additional                        Total
                                     --------------------------   Paid-in      Accumulated    Stockholders'
                                        Shares       Amount       Capital        Deficit     Equity (Deficit)
                                     ------------------------------------------------------------------------
Balance, October 1, 2001               18,500,133   $  370,003      $      -      $ (368,050)      $   1,953

Reverse acquisition of
Tels Corporation                        4,192,819       83,856             -         (83,856)              -

Net income                                      -            -             -          21,147          21,147
                                     ------------------------------------------------------------------------

Balance, September 30, 2002            22,692,952      453,859             -        (430,759)         23,100

Stock issued for services                  40,000          800         2,000               -           2,800

Net loss                                        -            -             -         (60,494)        (60,494)
                                     ------------------------------------------------------------------------

Balance, September 30, 2003            22,732,952   $  454,659      $  2,000      $ (491,253)      $ (34,594)
                                     ------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                3


                                                         TELS CORPORATION AND SUBSIDIARY
                                                    Consolidated Statement of Cash Flows

                                                               Years Ended September 30,
----------------------------------------------------------------------------------------


                                                                2003           2002
                                                            ----------------------------
Cash flows from operating activities:
  Net (loss) income                                         $    (60,494)   $    21,147
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
     Depreciation                                                    189            316
     Stock issued for services                                     2,800              -
     (Increase) decrease in:
        Commissions receivable                                    11,306        (45,691)
        Receivable from employees                                 45,020        (57,324)
        Related party receivable                                  31,776        (31,776)
        Other assets                                              (2,183)             -
     (Decrease) increase in:
        Accounts payable                                         (43,451)        55,056
        Accrued liabilities                                      (13,799)        66,835
        Related party payable                                     17,130          2,337
        Income taxes payable                                           -           (600)
                                                            ----------------------------

               Net cash (used in) provided by
               operating activities                              (11,706)        10,300
                                                            ----------------------------

Cash flows from investing activities -                                 -              -
                                                            ----------------------------

Cash flows from financing activities-
  Cash overdraft                                                   1,158              -
                                                            ----------------------------

               Net change in cash and cash equivalents           (10,548)        10,300

Cash and cash equivalents at beginning of year                    10,548            248
                                                            ----------------------------

Cash and cash equivalents at end of year                    $          -    $    10,548
                                                            ----------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                               $          -    $         -
                                                            ----------------------------

     Income taxes                                           $          -    $         -
                                                            ----------------------------


----------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                           4

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements

                                                              September 30, 2003
--------------------------------------------------------------------------------

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

                        The Company was a development stage company until September 12, 2002, when it acquired 100% of the outstanding common stock of Strategic Futures and Options, Inc. ("Strategic"). The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the financial statements for 2002 are those of Strategic, the accounting acquirer, through September 12, 2002, after which historical results represent the combined entity.

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

                        Computer Equipment
                        Computer equipment is recorded at cost and depreciated using the straight line method over its estimated useful life.

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Concentrations of Credit Risk
     and                As  an   introducing   broker,   all  of  the  Company's
     Significant        commissions are receivable from a clearing  broker,  and
     Accounting         all of the  Company's  revenues  for  the  period  ended
     Policies           September  30,  2003  and 2002  were  earned  under  the
     Continued          Company's   introducing   agreement  with  the  clearing
                        broker.  Either party with 90 days' notice can terminate
                        this   agreement.   Management   believes  that  another
                        clearing  broker  could  provide  similar   services  on
                        comparable terms. A change in clearing brokers could cause an interruption in access to markets and a possible loss of commissions, which could adversely affect operating results.

                        Fair Value of Financial Instruments
                        The Company's financial instruments consist of cash, receivables and payables. The carrying amounts of cash, receivables, and payables, approximate fair value because of the short-term nature of these instruments.

                        Earnings Per Common Share
                        The  computation  of basic  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during each year.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 31,500 and 131,500 shares of common stock at $.13 to $.60 per share were outstanding at September 30, 2003 and 2002, respectively, but were not included in the 2003 diluted earnings per share calculation because the effect would have been antidilutive.

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Stock Based Compensation
     and                The Company has adopted the  disclosure-only  provisions
     Significant        of Statement of Financial  Accounting  Standards  (SFAS)
     Accounting         No.  123,   Accounting  for  Stock-Based   Compensation.
     Policies           Accordingly, no compensation cost has been recognized in
     Continued          the financial statements.  Had compensation cost for the
                        Company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Years Ended September 30,
                                           --------------------------------
                                                 2003           2002
                                           --------------------------------

 Net (loss) income - as reported             $     (60,494) $       21,147
 Add:  Stock-based employee compensation
 expense included in reported net loss, net
 of related tax effects                                  -              -

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                              -          (1,982)
                                           --------------------------------

 Net income (loss) - pro forma               $     (60,494) $       19,165
                                           --------------------------------

 Income (loss) per share - as reported       $           -  $            -
                                           --------------------------------

 Income (loss) per share - pro forma         $           -  $            -
                                           --------------------------------


                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                        Revenue Recognition
                        Commissions and related expenses are recognized on a trade-date basis. On the trade-date, the Company has entered into a binding agreement, fulfilled its obligations, the commission is fixed and collection is reasonably assured.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Income Taxes
     and                The Company  accounts  for income  taxes using the asset
     Significant        and  liability  method.  Under the  asset and  liability
     Accounting         method,   deferred  tax  assets  and   liabilities   are
     Policies           recognized for future tax  consequences  attributable to
     Continued          differences  between the  financial  statement  carrying
                        amounts of  existing  assets and  liabilities  and their
                        respective   tax   bases.   Deferred   tax   assets  and
                        liabilities   are  measured   using  enacted  tax  rates
                        expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        Advertising
                        The Company's advertising costs are expensed when incurred. Advertising expense for the years ended September 30, 2003 and 2002 were $8,174 and $435, respectively.

2.   Liquidity          The Company has incurred a significant  net loss for the
                        year ended  September  30, 2003.  The Company also has a
                        working capital  deficit,  and a stockholders'  deficit.
                        Management   believes  that   sufficient   cash  can  be
                        generated to continue as a going concern. Subsequent to September 30, 2003, the Company has completed a Private
                        Placement  (see  Note  12)  under  which  it has  raised
                        $300,000. In addition, the Company intends to raise additional cash by (1) raising capital through issuance of equity and debt, (2) continuing to increase revenue through obtaining new customers and (3) minimizing operating costs. However, there can be no assurance that management's plans will be successful.

3.   Financial          Customer transactions are introduced to and carried on a
     Instruments        fully  disclosed  basis  on the  books  of its  clearing
     with Off-          broker.  Under the terms of its clearing agreement,  the
     Balance            Company is required to guarantee the  performance of its
     Sheet Risk         customers  in  meeting  contracted   obligations.   Such
                        transactions may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Financial          In  the  event  the   customer   fails  to  satisfy  its
     Instruments        obligations,  the Company may be required to purchase or
     with Off-          sell financial  instruments at prevailing  market prices
     Balance            to fulfill the  customer's  obligations.  In conjunction
     Sheet Risk         with the clearing  broker,  the Company seeks to control
     Continued          the risks  associated  with its customer  activities  by
                        requiring customers to maintain collateral in compliance
                        with  various   regulatory   and  internal   guidelines.
                        Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, the customers may be required to deposit additional collateral or reduce positions where necessary.

                        The Company does not anticipate nonperformance by customers or its clearing broker. In addition, the
                        Company has a policy of reviewing, as considered necessary, the clearing broker with which it conducts business.

4.   Receivables        The Company has  unsecured  receivables  from  employees
     from               which are  non-interest  bearing and due on demand.  The
     Employees          total amount due from employees at September 30, 2003 is
                        $12,304.


5.   Accrued            Accrued   liabilities   consist  of  the   following  at
     Liabilities        September 30, 2003:

                        Accrued commissions and salaries    $         50,912
                        Other accrued expenses                        12,243
                                                            ----------------

                                                            $         63,155
                                                            ----------------

6.   Related            In  August  2002,   the  board  of   directors   adopted
     Party              resolutions  generally stating that in consideration for
     Transactions       the  services  provided to the  Company by  shareholders
                        Dennis Postma and Keith Rowland in introducing Strategic
                        Futures   and   Options,   Inc.   (Strategic)   to  TELS
                        Corporation and providing  assistance in connection with
                        TELS' acquisition of Strategic,  the Company would enter
                        into  a  standard  registration  rights  agreement  with
                        Messrs.   Postma  and   Rowland  and  certain  of  their
                        associates with respect to the TELS shares received by them in the reorganization. However, the Company has determined that the registration of such shares would be unreasonably expensive and paid a total of $15,000 to Mr. Postma in consideration for waiving his registration rights. Mr. Rolwand has waived his registration rights without payment of any additional consideration.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Related            From July 2002 through the present date,  Keith Rowland,
     Party              a  principal   shareholder,   has   provided   financial
     Transactions       consulting  services to the Company  pursuant to an oral
     Continued          agreement   between   the   parties.   Mr.   Rowland  is
                        compensated for such services on an hourly basis. Fees to Mr. Rowland for the years ended September 30, 2003 and 2002 were $24,000 and $6,245, respectively.

                        Strategic entered into a management agreement with International Strategic Assets, Inc. (International), a company owned by certain shareholders, dated July 1, 2002 with respect to the office space shared by such companies. The agreement provides that International will provide Strategic with office space, clerical support and other office overhead for an agreed charge of $9,260 per month. On September 15, 2002, the management agreement was amended to increase the monthly payment to $10,380 per month effective as of August 1, 2002, as a result of International's hiring of a receptionist who provides services for both International and Strategic. On March 3, 2003 both the Company and International renewed and amended the management agreement to reduce the monthly payment to $6,977 per month. The management agreement was not the result of arm's length negotiations between the parties, however, TELS believes the amount of the management fee is approximately one-half of International's actual out-of-pocket cost for the facilities and services provided and that the management agreement is fair to the Company. The management fee for the years ended September 30, 2003 and 2002 was $96,687 and $71,280, respectively. As of September 30, 2003, the amount due to International was $27,510. As of January 1, 2004, this management agreement was terminated.

                        Strategic made advances to International from time to time during the fiscal year ended September 30, 2002. The amount due to Strategic from International as of September 30, 2002 was $31,776. Such amount was repaid in full subsequent to September 30, 2002 and Strategic did not make any similar advances during its fiscal year ended September 30, 2003.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Related            Ronald G.  Wolfbauer,  Jr.,  President and CEO,  entered
     Party              into  a   Personal   Guarantee   with  E.  D.  &F.   Man
     Transactions       International,   Inc.  ("Man"),  dated  March  8,  2001,
     Continued          pursuant   to  which  he   personally   guaranteed   the
                        performance  of SFO's  obligations  under the Introducer
                        Agreement entered into between Man and SFO dated as of June 15, 2001. This obligation has been terminated with the termination of the Company's agreement with Man.

                        In January 2004, the Company entered into employment agreements with certain key employees. The agreements provide the employees with a salary, severance pay, additional compensation upon termination following a change in control of the Company and other benefits normally provided to regular employees.

                        The Company also approved in 2004 a bonus of $50,000 payable to Mr. Wolfbauer in consideration for the extraordinary time and effort expended in the acquisition of both Pathway and Hampton.

7.   Series A           The Company has  authorized  the  issuance of 10 million
     Convertible        shares of Series A  Convertible  Preferred  Stock.  Each
     Preferred          preferred  share is  convertible  into 10  shares of the
     Stock              Company's  Common Stock.  The  preferred  shares have no
                        dividend or liquidation preference.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Stock Option       Stock Option Plans
     Plan               On June 7, 1993,  the Board of  Directors  approved  the
                        1993 TELS  Corporation  Stock Option and Incentive  Plan
                        (the 1993 Plan), which replaced the Company's 1984 Stock
                        Option and Bonus Plan (the 1984  Plan).  The Company had
                        reserved  1,237,500  shares  of  its  common  stock  for
                        issuance under the 1984 Plan, of which 464,000  remained
                        available  for  grant.  The  Company  will  not make any
                        further grants under the 1984 Plan. Under the 1993 plan,
                        as amended on June 6, 1994, the maximum number of shares
                        issuable to  employees,  nonemployees,  and  consultants
                        totals 2,000,000  shares.  The exercise price of options
                        granted  is not less than the fair  market  value on the
                        date  of  grant  as  determined   by  the   Compensation
                        Committee   (Committee)   appointed   by  the  Board  of
                        Directors.   The  options  become   exercisable  over  a
                        three-year period, in equal annual increments beginning one year after the date of grant, and expire ten years after the date of grant. The plan expired at the close of business on June 6, 2003 and no shares, options or other awards were granted under this plan during the year ended September 30, 2003.

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

--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Stock Option          Information regarding the option plans is as follows:
     Plan
     Continued                                Number of      Option Price
                                              Options         Per Share
                                          ----------------------------------

 Outstanding, October 1, 2002                      131,500  $   0.13 - 0.60
                                          ----------------------------------

 September 30, 2002                                131,500      0.13 - 0.60

 Expired                                          (100,000)     0.13 - 0.60
                                          ----------------------------------

 Outstanding, September 30, 2003                    31,500  $   0.13 - 0.60
                                          ----------------------------------

                        Options exercisable and available for future grant are as follows:


                        Options exercisable                          31,500
                        Options available for grant               2,435,500


9.   Stock-Based        The following table summarizes  information  about stock
     Compensation       options outstanding at September 30, 2003:

                             Outstanding                    Exercisable
                ----------------------------------------------------------------
                               Weighted
                                Average
                               Remaining   Weighted                 Weighted
    Range of                  Contractual   Average                 Average
    Exercise       Number        Life      Exercise     Number      Exercise
     Prices      Outstanding    (Years)      Price   Exercisable     Price
 -------------------------------------------------------------------------------

 $           .13       25,000         6.87 $      .13      25,000 $         .13
             .60        6,500         3.44        .60       6,500           .60
 -------------------------------------------------------------------------------

 $    .13 to .60       31,500         6.16 $      .23      31,500 $         .23
 -------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Income Taxes       The  income tax  benefit  (provision)  differs  from the
                        amount computed at federal statutory rates as follows for the period ended September 30:

                                                 2003            2002
                                         ----------------------------------

 Income tax provision at federal
   statutory rate                         $        20,000   $       (7,000)
 State income tax                                   2,000           (1,000)
 Change in valuation allowance                    (22,000)           8,000
                                         ----------------------------------

                                          $             -   $            -
                                         ----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following at September 30, 2003:

                        Loss carryforwards                 $      1,193,000
                        Valuation allowance                      (1,193,000)
                                                          ------------------

                                                           $             -
                                                          ------------------

                        As of September 30, 2003, the Company has net operating loss carryforwards (NOL) for federal income tax purposes totaling $3,508,000 which expire in 2005 through 2023.

                        The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.

                        The Company has established a valuation allowance to offset the net deferred tax assets due to the uncertainty of realization caused by the change in ownership, the Company's net loss, working capital deficiency and accumulated deficit.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Commitments        The Company may be  obligated  to bear the burden of any
     and                losses  incurred  by  its  customers  if  the  Company's
     Contingencies      brokers  make  mistakes on customer orders. These losses
                        could  be  material  or even  compromise  the  Company's
                        ability to conduct its  operations.  The Company is also
                        responsible   for   supervising  its  brokers  in  their
                        dealings with customers.  Therefore,  the Company may be
                        obligated to cover losses in customer accounts caused by
                        the  improper  trading  activity  of a broker.  However,
                        losses  incurred by the Company as a result of errors in
                        connection  with the  handling  of  customer  orders  or
                        accounts are charged to the broker  responsible  for the
                        account  and are offset  against  his or her  commission
                        income at the end of the month. It has been the business
                        practice  of the  Company to allow a broker  whose error
                        account  charges exceed his  commission  income during a
                        particular   calendar  month  to  offset  the  shortfall
                        against future commission income. The Company has been advised that this practice could, in the case of Ronald
                        Wolfbauer, President and CEO, be construed to constitute a personal loan from the Company to Mr. Wolfbauer in violation of Section 402 of the Sarbanes-Oxley Act of 2002. In the event of an error in Mr. Wolfbauer's account, the amount of the error will be deducted from any salary otherwise due Mr. Wolfbauer. In the event that the error account exceeds any salary then due, Mr.
                        Wolfbauer will immediately pay the Company the entire outstanding balance of his error account less any salary otherwise due and payable should that amount exceed his income for that month. As of September 30, 2003, Mr.
                        Wolfbauer's error account balance does not exceed the amount of commission and salary otherwise due him.

12.  Subsequent         In  January  2004,  the  Company  entered  into a  Share
     Events             Exchange  Agreement  to  acquire  all of the  issued and
                        outstanding  shares  of  common  stock  of both  Pathway
                        Advisors, Inc. and Hampton and Hampton, P.A. The Company authorized for issuance a total of 6 million shares of unregistered common stock to acquire these entities.
                        This transaction was reported on Form 8-K filed February
                        5, 2004.

                        The Company completed a Private Placement under a Private Placement Memorandum dated November 26, 2003. The Company issued 2,000,000 shares of unregistered common stock in exchange for $300,000. Each share of stock had one warrant attached that allows the holder to purchase one share of common stock.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Subsequent         The Company  opened a Private  Placement  Memorandum  on
     Events             January  28,  2004  under  which  it  intends  to  raise
     Continued          $3,000,000  by offering  300,000  units  consisting of a
                        convertible debt instrument, ten shares of common stock, and ten common stock purchase warrants. The offering will remain open until the earlier of the sale of 300,000 units or April 30, 2004.

13.  Recent             In November  2002, the EITF reached a consensus on Issue
     Accounting         No.   00-21,    Revenue   Arrangements   with   Multiple
     Pronounce-         Deliverables.  EITF Issue No. 00-21 provides guidance on
     ments              how to account for certain arrangements that involve the
                        delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF
                        Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or the financial condition of the Company.

                        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of
                        Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.


--------------------------------------------------------------------------------

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Recent             In April 2003,  FASB issued SFAS No. 149,  Amendment  of
     Accounting         Statement  133 on  Derivative  Instruments  and  Hedging
     Pronounce-         Activities. SFAS 149 amends and clarifies accounting for
     ments              derivative  instruments,  including  certain  derivative
     Continued          instruments  embedded in other contracts and for hedging
                        activities  under SFAS 133,  Accounting for  Derivatives
                        and Hedging Activities.  SFAS 149 is generally effective
                        for   derivative   instruments,   including   derivative
                        instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS
                        149 did not have a material impact on the operating results or financial condition of the Company.

                        In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

                        In December 2003, the Securities and Exchange Commission
                        (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.



--------------------------------------------------------------------------------
                                                                              17