Form 10QSB
period 2003-12-31
TELS CORP
filed 2004-05-12
CIK 756767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2003

[ ]      Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934  For the transition period              to
                                                -------------  -----------------


                         Commission File Number 0-12993
                                                -------

                                TELS CORPORATION
               --------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         Utah                                          87-0373840
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


2459 Washington Drive, Suite 104
Eagan, MN                                                      55121
---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:              (651) 681-8408

                                 Former Address:
                       1750 Yankee Doodle Road, Suite 202
                                 Eagan, MN 55121
      --------------------------------------------------------------------
             (Former name, former address and former fiscal period,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,337,952 shares of $0.02 par value common stock outstanding as of December 31, 2003.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2003 (unaudited)

Consolidated Statement of Operations for the Three Months ended
December 31, 2003 and 2002 (unaudited)

Consolidated Statement of Cash Flows for the Three Months Ended
December 31, 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

                                                 TELS CORPORATION AND SUBSIDIARY
                                                      Consolidated Balance Sheet

                                                  December 31, 2003, (Unaudited)
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                      $        8,140
  Commissions receivable                                                 33,060
  Receivables from employees                                             19,216
  Other current assets                                                   11,629
                                                                 ---------------

        Total current assets                                             72,045

Computer equipment, net of accumulated depreciation                       1,457
                                                                 ---------------

        Total assets                                             $       73,502
                                                                 ---------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                               $       26,353
  Related party payable                                                  27,907
  Accrued liabilities                                                    49,633
                                                                 ---------------

        Total current liabilities                                       103,893
                                                                 ---------------

Commitments and contingencies                                                 -

Stockholders' deficit:
  Series A convertible preferred stock,
    $1.00 par value; authorized
    10,000,000 shares, no shares issued and
    outstanding                                                               -
  Common stock, $.02 par value; authorized
    50,000,000 shares, issued 23,337,952 shares
    issued and outstanding                                              466,759
  Additional paid-in capital                                             61,900
  Accumulated deficit                                                  (559,050)
                                                                 ---------------

        Total stockholders' deficit                                     (30,391)
                                                                 ---------------

        Total liabilities and stockholders' deficit              $       73,502
                                                                 ---------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                   3

                                                 TELS CORPORATION AND SUBSIDIARY
                                            Consolidated Statement of Operations

                                     Three months Ended December 31, (Unaudited)
--------------------------------------------------------------------------------

                                                      2003             2002
                                                --------------------------------

Commissions earned                              $       95,931   $      192,305
                                                --------------------------------

Operating expenses:
  Commissions and fees expense                          57,512           93,235
  General and administrative expenses                   78,751           76,600
  Related party management fee expense                  27,466           31,140
                                                --------------------------------

        Total                                          163,729          200,975
                                                --------------------------------

        Loss before benefit
        for income taxes                               (67,798)          (8,670)

Benefit for income taxes                                     -                -
                                                --------------------------------

        Net loss                                $      (67,798)  $       (8,670)
                                                --------------------------------

Loss per share - basic and diluted              $            -   $            -
                                                --------------------------------

Weighted average shares basic and diluted           22,840,000       22,693,000
                                                --------------------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                   4

                                                 TELS CORPORATION AND SUBSIDIARY
                                            Consolidated Statement of Cash Flows

                                     Three Months Ended December 31, (Unaudited)
-------------------------------------------------------------------------------

                                                       2003            2002
                                                  ------------------------------

Cash flows from operating activities:
  Net loss                                        $     (67,798)  $      (8,670)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                            49              47
     (Increase) decrease in:
        Commissions receivable                           24,303          15,067
        Receivable from employees                        (6,912)          3,620
        Related party receivable                              -          31,776
        Other assets                                     (9,445)         (5,000)
     (Decrease) increase in:
        Accounts payable                                 11,448         (35,334)
        Accrued liabilities                             (14,680)        (28,561)
        Related party payable                               397          24,380
                                                  ------------------------------

           Net cash used in operating activities        (62,638)         (2,675)
                                                  ------------------------------

Cash flows from investing activities -
 Purchases of equipment                                  (1,222)              -
                                                  ------------------------------

Cash flows from financing activities-
 Issuance of common stock                                72,000               -
                                                  ------------------------------

        Net change in cash and cash equivalents           8,140          (2,675)

Cash and cash equivalents at beginning of period              -          10,548
                                                  ------------------------------

Cash and cash equivalents at end of period        $       8,140   $       7,873
                                                  ------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                        $           -   $           -
                                                  ------------------------------

  Income taxes                                    $           -   $           -
                                                  ------------------------------

Non cash investing and financing activities:
         During the quarter ended December 31, 2003, the Company issued 125,000 shares of common stock valued at $17,375 in exchange for legal services related to the private placement.




--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                   5

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements

                                                               December 31, 2003
--------------------------------------------------------------------------------

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

2.   Basis of           The  Company's   accompanying   unaudited   consolidated
     Presentation       condensed  financial  statements  have been  prepared in
                        accordance with accounting principles generally accepted
                        in the United  States of America for  interim  financial
                        information and the instructions to Form 10-QSB and Item
                        310 of  Regulation  SB of the  Securities  and  Exchange
                        Commission (the "SEC"). Accordingly,  these consolidated
                        condensed financial statements do not include all of the
                        disclosures required by accounting  principles generally
                        accepted  in  the  United  States  of  America.  In  the
                        Company's opinion, all adjustments (consisting of normal
                        and recurring  adjustments)  considered  necessary for a
                        fair presentation have been included.  Operating results
                        for the three  months  ended  December  31, 2003 are not
                        necessarily  indicative  of  the  results  that  may  be
                        expected  for the year ended  September  30,  2004.  The
                        accompanying consolidated condensed financial statements
                        and the notes thereto should be read in conjunction with
                        the Company's audited consolidated  financial statements
                        as  of  and  for  the  year  ended  September  30,  2003
                        contained in the Company's Form 10-KSB.

--------------------------------------------------------------------------------
                                                                               6

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Stock-Based        Stock-Based Compensation
     Compensation       The   Company   accounts   for   stock-based    employee
                        compensation using the intrinsic-value method prescribed
                        by APB Opinion No. 25,  Accounting  for Stock  Issued to
                        Employees, and related interpretations. The Company also
                        presents  pro forma  earnings  and earnings per share in
                        its  consolidated  financial  statements  as required by
                        SFAS No. 123,  Accounting for Stock-Based  Compensation.
                        No stock-based  employee  compensation cost is reflected
                        in net  income  (loss),  as all  options  vested  had an
                        exercise   price  equal  to  the  market  value  of  the
                        underlying common stock on the date of grant. No options were issued or vested during the quarters ended December
                        31, 2003 and 2002, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB
                        Statement No. 123 to stock-based employee compensation.

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

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 31,500 and 131,500 shares of common stock at $.13 to $.60 per share were outstanding at December 31, 2003 and 2002, respectively, but were not included in the 2003 diluted earnings per share calculation because the effect would have been antidilutive.

--------------------------------------------------------------------------------
                                                                               7

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Related Party      A company  related  through  common  ownership  provides
     Transactions       certain administrative services to the Company under the
                        terms of a management  agreement  dated July 1, 2002 and
                        subsequently  amended on September 15, 2002 and March 3,
                        2003.  There  was  no  written   agreement  between  the
                        companies  for the period ended  December 31, 2002.  The
                        total management fee expense was  approximately  $27,000
                        and $31,000 for the three months ended December 31, 2003 and 2002, respectively. The related party payable from the management fee was approximately $28,000 at December
                        31, 2003.

6.   Subsequent         In  January  2004,  the  Company  entered  into a  Share
     Events             Exchange  Agreement  to  acquire  all of the  issued and
                        outstanding  shares  of  common  stock  of both  Pathway
                        Advisors,  Inc. (Pathway) and Hampton and Hampton,  P.A.
                        (Hampton). The Company issued a total of 6 million shares of unregistered common stock to acquire these entities. This transaction was reported on Form 8-K filed February 5, 2004.

                        In January 2004 the Company entered into employment contracts with certain key employees. The agreements provide the employees with a salary, severance pay, additional compensation upon termination following a change in control of the Company and other benefits normally provided to regular employees.

                        In January 2004, the Company also approved a bonus of $50,000 payable to Mr. Wolfbauer in consideration of the extraordinary time and effort expended in the acquisition of both Pathway and Hampton.

                        In March 2004, the Company completed a Private Placement under a Private Placement Memorandum dated November 26, 2003. The Company issued 2,000,000 shares of unregistered common stock in exchange for $300,000. Each share of stock had one warrant attached that allows the holder to purchase one share of common stock. During the quarter ended December 31, 2003, the Company issued
                        480,000 shares related to the Private Placement in exchange for approximately $72,000, which was partially offset by offering costs of $17,375.
--------------------------------------------------------------------------------
                                                                               8

                                                 TELS CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Subsequent         The Company  opened a Private  Placement  Memorandum  on
     Events             January  28,  2004  under  which  it  intends  to  raise
     Continued          $3,000,000  by offering  300,000  units  consisting of a
                        convertible debt instrument, ten shares of common stock, and ten common stock purchase warrants. The offering will remain open until the earlier of the sale of 300,000 units or May 31, 2004. The Company has so far raised a total of $294,500 under this private placement.

                        In February 2004, the Company signed a Letter of Intent to acquire W.H. Williams CPA, Inc. of Olathe, Kansas. The approximate purchase price, including real estate is $275,000, which management believes will be completed as an all cash transaction.

7.   Lease              During the quarter ended  December 31, 2003, the Company
     Commitment         entered into non-cancelable  lease agreements for office
                        space. The leases are accounted for as operating leases.
                        The future minimum lease payments are as follows:

                          Years Ending September 30:
                          --------------------------

                                 2004                             $   26,000
                                 2005                                 38,000
                                 2006                                 39,000
                                 2007                                 16,000
                                                                  ----------

                                                                  $  119,000
                                                                  ----------

--------------------------------------------------------------------------------
                                                                               9

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

PLAN OF OPERATIONS

For the period ended December 31, 2003, our focus was the continued growth and expansion of Strategic Futures and Options, Inc ("Strategic"). We acquired 100% of the issued and outstanding shares of common stock of Strategic on September 12, 2002.

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

The commodities market, like the securities industry, is subject to significant fluctuations and valuations. Greater (or lesser) demand for the underlying commodity sparks market volatility. Weather conditions, political unrest, wars, interest rates as well as the overall preception of the economy's well being all play a role in the pricing of the commodities and the underlying contracts. During the quarter ended December 31, 2003, many of the commodities traded by the Company remained relatively flat. As a result, trading in commodities futures declined which had a negative impact on our revenues.

SUBSEQUENT EVENTS

In order to become a more broadly diversified financial institution, in January 2004 we acquired all of the issued and outstanding shares of common stock of both Pathway Advisors, Inc. ("Pathway") and Hampton & Hampton, P.A., Inc. ("Hampton") in exchange for the issuance of a total of 6 million shares of our common stock.

Pathway is focused on introducing investment banking relationships to prospective clients, as well as identifying, structuring, brokering and arranging financing for various investment opportunities for its clients. Fees are received in the form of equity participation and fees for services rendered. Heath H. Hampton serves as president of Pathway. Pathway is located in Topeka, Kansas.

Hampton is a multi-service accounting firm with five branch offices located in the State of Kansas specializing in individual and business tax return preparation, tax planning strategies, and accounting for small business owners; also planning for retirement, social security, future tax due and estate taxes. Its founder is Von B. Hampton, the brother of Heath Hampton.

RESULTS OF OPERATIONS

During the three months ended December 31, 2003 we generated revenues of $95,931 as compared to $192,305 during the comparable period in 2002. Despite an increase in the number of brokers working for the Company and what management perceives to be increasing awareness of Strategic's operations in the Minnesota area, the Company could not overcome the poor market conditions for commodities trading during this period.

We incurred $57,512 in commission expense for the first fiscal quarter of 2004 as compared to $93,235 for the first quarter in fiscal 2003. The significant decrease in our commission expense is directly attributable to our decline in commission revenue. However, commissions paid as a percentage of commission revenues was 59.9% for the first fiscal quarter as compared to 48.5% during the comparative period ended December 31, 2002. The significant percentage increase is primarily due to the fact that the Company hired several new brokers. New brokers are generally paid a draw against commissions and for the period indicated, the draw paid to these new brokers exceeded commissions earned. Management has and will terminate the employment of brokers who cannot produce sufficient revenues and eventually intends to employ commission only brokers.

General and administrative expenses increased from $76,600 to $78,751 while overall expenses decreased from $200,975 to $163,729 for the three months ended December 31, 2002 as compared to the three months ended December 31, 2003. We incurred a net loss of $67,798 for the three months ended December 31, 2003 as compared to a net loss of $8,670 for the comparative period in 2002.

Related party management fee expense declined slightly from $31,140 for the quarter ended December 31, 2002 to $27,466 for the quarter ended December 31, 2003. The decline reflects the reduction in the monthly fee paid to International Strategic Assets, Inc. (ISA), a company owned by certain shareholders, which was agreed to during fiscal 2003. The fees effectively represent the Company's share of rent and administrative costs borne by ISA.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets as of December 31, 2003 were $72,045. We also have computer equipment valued at $1,457 net of depreciation for total assets of $73,502. Our single largest asset is $33,060 in commissions receivable.

As of December 31, 2003, we had $103,893 in total liabilities. Our assets are currently not sufficient to satisfy our existing liabilities and we have a working capital deficit. Management's decision to expand Strategic's operations has depleted its capital resources. However, with the acquisition of both Pathway and Hampton, management believes that the Company will be able to increase cash generated from operations and increase revenues. Additional capital has also been generated from the sale of the Company's equity securities to prospective investors and in furtherance thereof, through the date of this filing, we have raised a total of $594,500 from the sale of our securities to investors. We may also secure additional funding through the sale of a combination of debt and equity. However, there can be no assurance that we will be able to sell a sufficient quantity of our securities to satisfy our operating needs. The Company may also require other sources of funding. Right now, we do not have any third party commitments to fund our operations and there can be no assurance that we will be able to secure funding in the future. Without sufficient sources of cash, we may be forced to curtail our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our planned operations are dependent upon our ability to secure additional financing. Changes in interest rates may make the cost of securing additional financing beyond our reach. As a result, we may not be able to fully implement our business plan. Changes in the financial markets, changes in the price of our common stock or any type of regulatory sanctions may make it very difficult for us to secure additional funding through the sale of our securities.

We compete in a highly competitive market . The brokerage industry and the financial markets are highly competitive and fragmented. Our success will also be dependent upon general economic conditions and the ability to accomplish our goals, of which there can be no assurance.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ended December 31, 2003 we issued a total of 480,000 shares of our common stock and received a total of $72,000. The shares of common stock were issued to various accredited investors who participated in the Company's private placement of its securities. The shares were issued pursuant to an exemption from registration afforded by Regulation D Rule 506. subscribed for shares in the Company's private placement. The Company has also issued an additional 125,000 shares for legal services rendered. During the quarter ended December 31, 2003 we did not issue any shares of common stock


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2003.

ITEM 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number           Description of Exhibit

31.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-k were filed during the period ended December 31, 2003


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Tels Corporation
                                   (Registrant)

                                   By: /s/ Ron Wolfbauer, Jr.
                                   --------------------------
                                   Ron Wolfbauer, Jr.

Date: May 12, 2004


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signatures                                       Title
----------                                       -----

/S/ Ron Wolfbauer, Jr.                           President/Chief Executive
Ron Wolfbauer, Jr.                               Officer/Director