Form 10QSB
period 2004-03-31
TELS CORP
filed 2004-07-19
CIK 756767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to ---------------- -------------------


                  Commission File Number    0-12993
                                            -------

                                TELS CORPORATION
               --------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             UTAH                                        87-0373840
             ----                                        ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or organization)


207 S MAIN
PRATT, KANSAS                                                   67124
-------------                                                   -----
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:            (620) 672-3472

                                 FORMER ADDRESS:
                        2459 WASHINGTON, DRIVE, SUITE 104
                                 EAGAN, MN 55121
      --------------------------------------------------------------------
             (Former name, former address and former fiscal period,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,629,411 shares of $0.02 par value common stock outstanding as of July 15, 2004.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2004 (unaudited)

                                                                      2004
                                                                    ---------

Assets

Current assets:
Cash and cash equivalents                                           $  37,941
Accounts receivable, net of allowance for
  doubtful accounts of $24,609                                         82,103
Commissions receivable                                                 61,329
Subscription receivable                                                92,000
Employee receivables                                                   10,026
Prepaid expenses                                                       17,683
                                                                    ---------

Total current assets                                                  301,082

Property and equipment, net                                            81,529
Customer base, net                                                    501,582
Other assets                                                            7,371
                                                                    ---------

Total assets                                                        $ 891,564
                                                                    =========

Liabilities and Stockholders' Equity

Current liabilities:
Cash overdraft                                                      $   2,280
Accounts payable                                                       61,917
Accrued liabilities                                                   213,073
Current portion of long-term debt                                      72,376
                                                                    ---------

Total current liabilities                                             349,646

Long-term debt                                                         94,252
                                                                    ---------

Total liabilities                                                     443,898
                                                                    ---------

Commitments and contingencies                                            --

Stockholders' equity:
Series A convertible preferred stock, $1.00 par value; authorized
10,000,000 shares, no shares issued and outstanding                      --
Common stock, $.02 par value; authorized 50,000,000 shares,
issued 31,227,932 shares issued and outstanding                       624,559
Additional paid-in capital                                            945,099
Receivable from stockholder                                          (214,600)
Accumulated deficit                                                  (907,392)
                                                                    ---------

Total stockholders' equity                                            447,666
                                                                    ---------

Total liabilities and stockholders' equity                          $ 891,564
                                                                    =========

Consolidated Statement of Operations for the Three and Six Months ended March 31, 2004 and March 31, 2003 (unaudited)

                                                     Three Months Ended                   Six Months Ended
                                                          March 31,                           March 31,
                                                ------------------------------      ------------------------------
                                                    2004              2003             2004              2003
                                                ------------      ------------      ------------      ------------
Revenues:
Services                                        $    268,939      $       --        $    268,939      $       --
Commissions                                          172,829           260,706           268,760           453,011
                                                ------------      ------------      ------------      ------------

Total revenues                                       441,768           260,706           537,699           453,011

Expenses:
Salaries and commissions                             415,325           133,537           472,837           226,772
General and administrative                           364,589           103,699           443,340           180,299
Related party management fee                           6,377            27,737            33,843            58,877
Interest                                               3,818              --               3,818              --
                                                ------------      ------------      ------------      ------------

Total                                                790,109           264,973           953,838           465,948
                                                ------------      ------------      ------------      ------------

Loss before income taxes                            (348,341)           (4,267)         (416,139)          (12,937)

Provision (benefit) for income taxes                    --                --                --                --
                                                ------------      ------------      ------------      ------------

Net loss                                        $   (348,341)     $     (4,267)     $   (416,139)     $    (12,937)
                                                ============      ============      ============      ============

Loss per share - basic and diluted              $      (0.01)     $      (0.00)     $      (0.02)     $      (0.00)
                                                ============      ============      ============      ============

Weighted average shares - basic and diluted       28,301,000        22,693,000        25,684,000        22,693,000
                                                ============      ============      ============      ============

Consolidated Statement of Cash Flows for the Six Months Ended March 31, 2004 and 2003 (unaudited)

                                                       2004            2003
                                                     ---------      ---------

Cash flows from operating activities:
Net loss                                             $(416,139)     $ (12,937)
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
Bad debt expense                                        42,750           --
Depreciation and amortization                           33,189             95
Warrants issued for services                             9,240           --
(Increase) decrease in:
Accounts receivable                                    (24,107)          --
Commissions receivable                                  (3,966)         8,693
Employee receivable                                    (39,872)        28,107
Related party receivable                                  --           31,776
Prepaid and other assets                               (15,500)        (6,412)
(Decrease) increase in:
Cash overdraft                                         (25,442)          --
Accounts payable                                        25,136        (27,908)
Accrued liabilities                                    109,772        (17,266)
Related party advances                                 (27,510)         6,597
                                                     ---------      ---------

Net cash (used in) provided by
operating activities                                  (332,449)        10,745
                                                     ---------      ---------

Cash flows from investing activities:
Increase in company advances                           (46,750)          --
Decrease in receivable from shareholder                  1,200           --
Purchases of equipment                                 (44,799)          --
                                                     ---------      ---------

Net cash used in investing activities                  (90,349)          --
                                                     ---------      ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                 444,531           --
Principal borrowings on long-term debt                  16,208           --
                                                     ---------      ---------

Net cash provided by financing activities              460,739           --
                                                     ---------      ---------

Net change in cash and cash equivalents                 37,941         10,745

Cash and cash equivalents at beginning of period          --           10,548
                                                     ---------      ---------

Cash and cash equivalents at end of period           $  37,941      $  21,293
                                                     =========      =========

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2004
--------------------------------------------------------------------------------

1.   ORGANIZATION          ORGANIZATION
     AND SIGNIFICANT       TELS Corporation ("TELS") (the Company) was
     ACCOUNTING            incorporated under the laws of the State of Utah in
     POLICIES              February 1981. The Company's primary operations from
                           October 1, 2002 through January 2004 consisted of introducing customer securities and commodities transactions to clearing brokers through its 100% owned subsidiary Strategic Futures and Options, Inc.

                           In January 2004, the Company added to its operations when it entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of common stock of both Pathway Advisors, Inc. (Pathway) and Hampton and Hampton, P.A. (Hampton). The Company issued a total of 6 million shares of unregistered common stock to acquire these entities, valued at $.10 per share. This transaction was reported on Form 8-K filed February 5, 2004. Hampton and Pathway's primary operations include accounting, tax return preparation and financial advising services.

                           In March 2004, the Company completed a Private Placement under a Private Placement Memorandum dated November 26, 2003. The Company issued 2,000,000 shares of unregistered common stock in exchange for $300,000. Each share of stock had one warrant attached that allows the holder to purchase one share of common stock at $.50 per share and the warrant expires 3 years after the date of issuance. During the three and six months ended March 31, 2004, the Company issued 1,520,000 shares and 2,000,000 shares, respectively, related to the November 26, 2003 Private Placement in exchange for approximately $228,000 and $300,000, respectively. The Company also issued an additional 125,000 shares of unregistered common stock for offering costs related to this Private Placement.

                                               TELS CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

1.   ORGANIZATION          The Company opened a Private Placement Memorandum on
     AND                   January 28, 2004 under which it intended to raise
     SIGNIFICANT           $3,000,000. The Company offered 300,000 units
     ACCOUNTING            consisting of the following per each unit: $5 (face
     POLICIES              value) in convertible debt; 10 shares of
     CONTINUED             unregistered common stock; and 10 common stock
                           purchase warrants. The convertible debt accrues interest quarterly at an annual rate of 8.5%, matures 3 years after the date of issuance, and is convertible into common stock at a conversion price of $1 per share. Each warrant allows for the purchase of 1 share of common stock at $1.50 per share and the warrants expire 3 years after the date of issuance.

                           During the three months ended March 31, 2004, the Company issued 20,200 units related to the January 28, 2004 Private Placement in exchange for approximately $110,000 cash and a subscription receivable of $92,000. The consideration received for the common stock, warrants and convertible debt included in the 20,200 units issued was allocated according to the fair value of the common stock , and the fair value of the warrants using the Black - Scholes pricing model, with the remaining consideration allocated to convertible debt, which was discounted by approximately $39,000. Approximately $62,000 was allocated to convertible debt ($101,000 face value), $84,000 to common stock, and $56,000 to warrants.

                           In February 2004, the Company signed a Letter of Intent to acquire W.H. Williams CPA, Inc. of Olathe, Kansas. The approximate purchase price, including real estate is $275,000, which management believes will be completed as an all cash transaction.

                                               TELS CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

2.   BASIS OF              The Company's accompanying unaudited consolidated
     PRESENTATION          condensed financial statements have been prepared in
                           accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form
                           10-QSB and Item 310 of Regulation SB of the
                           Securities and Exchange Commission (the "SEC").
                           Accordingly, these consolidated condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September
                           30, 2004. The accompanying consolidated condensed financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended September 30, 2003 contained in the Company's Form 10-KSB.

                           Certain amounts in the consolidated financial statements for 2003 have been reclassified to conform with the current period presentation.


3.   GOING CONCERN         As of March 31, 2004, the Company has a working
                           capital deficit, has experienced recurring net losses and negative cash flows from operations.
                           These factors raise substantial doubt about the Company's ability to continue as a going concern.
                           Management believes that sufficient cash can be generated to continue as a going concern by (1) raising capital through issuance of equity and debt,
                           (2) continuing to increase revenue through obtaining new customers and (3) minimizing operating costs.
                           However, there can be no assurance that management's plans will be successful. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                               TELS CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

4.   STOCK-BASED           STOCK-BASED COMPENSATION
     COMPENSATION          The Company accounts for stock-based employee
                           compensation using the intrinsic-value method prescribed by APB Opinion No. 25, Accounting for
                           Stock Issued to Employees, and related
                           interpretations. The Company also presents pro forma earnings and earnings per share in its consolidated financial statements as required by SFAS No. 123, Accounting for Stock-Based Compensation. No options were issued or vested during the three and six months ended March 31, 2004 and 2003; therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                           Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS 123 which requires expense recognition based on the fair value of the options/warrants granted. The Company calculates the fair value of options and warrants granted using the Black-Scholes pricing model.


5.   EARNINGS PER          The computation of basic earnings per common share
     COMMON                is based on the weighted average number of shares
     SHARE                 outstanding during the period.

                           The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the period.


6.   CUSTOMER              In January 2004, the Company entered into a Share
     BASE                  Exchange Agreement to acquire all of the issued and
                           outstanding shares of common stock of both Pathway
                           Advisors, Inc. (Pathway) and Hampton and Hampton,
                           P.A. (Hampton). The Company issued a total of 6 million shares of unregistered common stock to acquire these entities, a valued consideration of $600,000 ($.10 per share).

                                               TELS CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

6.   CUSTOMER              The Company recorded an intangible asset of
     BASE                  $531,000, which represents the customer base
     CONTINUED             acquired, valued at the difference between the
                           $600,000 in consideration issued and the $69,000 fair value of the tangible assets acquired.

                           The components of the net tangible assets acquired are as follows:

                           Accounts receivable                  $  58,000

                           Employee receivables                     1,000

                           Property and equipment                  40,000

                           Other assets                            12,000

                           Company advances                       (47,000)

                           Cash overdraft                         (28,000)

                           Accounts payable                       (22,000)

                           Accrued liabilities                    (39,000)

                           Long-term debt                        (122,000)

                           Receivable from stockholder            216,000
                                                                ---------

                                                                $  69,000
                                                                =========

                           The Company is amortizing the customer base using the straight-line method over its estimated useful life of 36 months. Amortization expense for the three months ended March 31, 2004, was approximately $30,000.

                           The Company periodically evaluates the remaining useful life of the intangible asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company also periodically reviews the intangible asset for impairment and will recognize an impairment loss if the intangible asset's carrying amount is not recoverable and exceeds fair value.

7.   RELATED PARTY         A Company related through common ownership provided
     TRANSACTION           certain administrative services to the Company. The
                           total management fee expense was approximately
                           $7,000 and $28,000 for the three months ended March
                           31, 2004 and 2003, respectively, and $34,000 and $59,000 for the six months ended March 31, 2004 and 2003, respectively. The related Company no longer provides administrative services to the Company and no related party payable remains outstanding at March 31, 2004.

                                               TELS CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

8.   BUSINESS              The Company operated under the following segments as
     SEGMENT               of March 31, 2004:


                                          Accounting   Brokerage  Consolidated
For the Three Months Ended
March 31, 2004
-----------------------------------------

Revenues from external customers             $269,000    $173,000    $442,000

Segment profit (loss) before income taxes      (9,000)   (339,000)   (348,000)


For the Six Months Ended
March 31, 2004
-----------------------------------------

Revenues from external customers             $269,000    $269,000    $538,000

Segment profit (loss) before income taxes      (9,000)   (407,000)   (416,000)

Identifiable assets                           661,000     231,000     892,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

GENERAL

For the period ended March 31, 2004, our primary focus was the integration of Hampton & Hampton, P.A. (Hampton) and Pathway Advisors, Inc. (Pathway) into our overall operations. We acquired all of the issued and outstanding shares of common stock of both Hampton and Pathway by issuing a total of 6 million shares of our common stock. We assumed operational control of both entities on January 31, 2004. Therefore, our financial statements for the period ended March 31, 2004 reflect the consolidated operations of our subsidiary Strategic Futures and Options, Inc. (Strategic) for the three and six months ended March 31, 2004, and our subsidiaries Hampton and Pathway from January 31, 2004 through March 31, 2004. Since we did not have similar operations in prior quarters, our comparative numbers may not accurately reflect any growth in Hampton and Pathway's operations prior to the acquisition by the Company.

Hampton & Hampton is a multi-service accounting firm with five branch offices located in the State of Kansas specializing in individual and business tax return preparation, tax planning strategies, and accounting for small business owners; also planning for retirement, social security, future tax due and estate taxes. Von Hampton serves as the president of Hampton as well as the president and chief executive officer of Tels.

Pathway is focused on introducing investment banking relationships to prospective clients, as well as identifying, structuring, brokering and arranging financing for various investment opportunities for its clients. Fees are received in the form of equity participation and fees for services rendered. Heath H. Hampton serves as president of Pathway and is the brother of Von Hampton. Pathway is located in Topeka, Kansas.

We acquired 100% of the issued and outstanding shares of common stock of Strategic on September 12, 2002. Strategic is a registered introducing broker with the Commodities Futures Trading Commission ("CFC") and a member of the National Futures Association. Strategic's primary business operations include introducing customer securities and commodities transactions to Refco LLC on behalf of its clients through brokers employed by the Company. Our revenues consist primarily of brokerage commissions. Brokerage commissions are generated through customer trades.

The commodities market, like the securities industry, is subject to significant fluctuations and valuations. Greater (or lesser) demand for the underlying commodity sparks market volatility. Weather conditions, political unrest, wars, interest rates as well as the overall perception of the economy's well being all play a role in the pricing of the commodities and the underlying contracts.

RESULTS OF OPERATIONS

During the three and six months ended March 31, 2004 we generated commission revenues from Strategic totalling $172,829 and $268,760 as compared to $260,706 and $453,011 during the comparable period in 2003. Despite an increase in the number of brokers working for the Company and what management perceives to be increasing awareness of Strategic's operations in the Minnesota area, Strategic's performance did not meet expectations. We believe that this was due in part to poor management decisions and operations. In fact, following the acquisitions of both Pathway and Hampton, it became clear to the Company that it could not overcome the poor market conditions for commodities trading during this period. As a result, Tels accepted the resignation of Ron Wolfbauer as an officer and director of the Company effective as of May 19, 2004. Concurrently therewith, Von Hampton assumed the position of president and chief executive officer.

Also, during the three and six months ended March 31, 2004, we generated service revenues of $268,939 and $0, respectively. These revenues were generated primarily by Hampton and represent its operations since its acquisition effective January 31, 2004.

Our expenses for 2004 as compared to 2003 have increased significantly. This was due to expanding the number of Strategic offices, hiring new brokers on a salaried as opposed to a commission only basis and most importantly, as a result of the acquisition of both Hampton and Pathway. We also incurred fees and costs in connection with our capital formation activities as well as costs associated with investor relations.

For the three and six months ended March 2004 as compared to March 2003, salaries and commissions were $415,325 and $472,837 as compared to $133,537 and $226,772. General and administrative expenses were $364,589 and $443,340 as compared to $103,699 and $180,299. Management fees were reduced from $27,737 and $58,877 in 2003 to $6,377 and $33,843 in 2004. The decline reflects the reduction in the monthly fee paid to International Strategic Assets, Inc. (ISA), a company controlled by Ron Wolfbauer, our former president. The fees effectively represent the Company's share of rent and administrative costs borne by ISA.

As a result of the acquisition of Hampton and Pathway, Tels incurred an interest expense of $3,818 for the three months ended March 31, 2004.

Total expenses for the three and six months ended March 31, 2004 were $790,109 and $953,838 as compared to $264,973 and $465,948 in 2003. We incurred net losses of $348,341 and $416,139 for the three and six months ended March 31, 2004 as compared to net losses of $4,267 and $12,937 in 2003. Of this total, approximately $339,000 and $407,000 are attributable to losses incurred by Strategic during the three and six months ended March 31, 2004, respectively. In order to stem these mounting losses in Strategic, management has made significant operational changes. Specifically, management has closed one office and reduced the number of full-time employees from 13 to 3.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets as of March 31, 2004 were $301,082. We had approximately $37,900 in cash, $82,100 in accounts receivable, $61,300 in commission receivable, $92,000 in subscriptions receivable $10,000 in employee receivables and $17,700 in prepaid expenses. In addition to our current assets, we had property and equipment of approximately $81,500, $501,600 in intangible assets (consisting of costs paid for a customer base) and $7,400 in assets we have categorized as "other". The total dollar value of our assets at March 31, 2004 is $891,564. Investors are urged to review footnote number 6, which is being filed as part of our financial statement for a clearer understanding of the $501,582 that we have recorded as a customer base.

As of March 31, 2004 we had $349,646 in current liabilities consisting of approximately $2,300 in cash overdrafts, $61,900 in accounts payable, $213,100 in accrued liabilities and $72,400 representing the current portion of long-term debt. We also had long-term debt of approximately $94,300. We have a working capital deficit of $48,564. Management's decision to expand Strategic's operations has depleted its capital resources. We expect both Hampton and Pathway to continue to expand operations, which we believe, will be sufficient to cover our short-term capital needs.

Additional capital has also been generated from the sale of the Company's equity securities to prospective investors and in furtherance thereof, through the date of this filing, we have raised a total of $528,000 from the sale of our securities to investors. We may seek further funding from prospective investors if we are not able to meet our ongoing capital requirements. However, there can be no assurance that we will be able to sell a sufficient quantity of our securities to satisfy our operating needs. The Company may also require other sources of funding. Right now, we do not have any third party commitments to fund our operations and there can be no assurance that we will be able to secure funding in the future. Without sufficient sources of cash, we may be forced to curtail our operations.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders' deficit of $907,392 and a working capital deficiency of $48,564 as of March 31, 2004 and had net losses and cash used in operations of $416,139 and $332,449, respectively for the six months ended March 31, 2004. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our planned operations are in part dependent upon our ability to expand our existing business operations and secure additional financing. Changes in interest rates may make the cost of securing additional financing beyond our reach. As a result, we may not be able to fully implement our business plan. Changes in the financial markets, changes in the price of our common stock or any type of regulatory sanctions may make it very difficult for us to secure additional funding through the sale of our securities.

We compete in highly competitive markets. The Accounting and the Brokerage industry as well as the Financial markets are highly competitive and fragmented. Our success will also be dependent upon general economic conditions and the ability to accomplish our goals, of which there can be no assurance.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the filing period covered by this report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Von Hampton. Based upon that evaluation, it was concluded that certain disclosure controls and procedures are not effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. As a result, during the preparation of this Form 10-QSB, several adjustments were made to record the issuance of common stock, the acquisition of Hampton and Pathway, and certain accrued liability amounts. Management believes that all necessary adjustments have been recorded in the financial statements as of and for the period ended March 31, 2004, included in this Form 10-QSB. The ineffective controls and procedures resulted primarily due to ineffective communication between management and the accounting department in Minnesota, which at that time was the corporate headquarters for Tels. In order to eliminate these problems in the future, the Company has moved its operational headquarters to Kansas where Hampton's personnel will be responsible for overseeing accounting responsibilities.

Management intends to ensure that all equity and debt transactions and related accounting activities approved by the board and executed by management are properly and timely communicated to the accounting staff. Management will consult with its external auditors on equity-type transactions as considered necessary. In addition, management intends to maintain the accounting function and documentation in Kansas for the foreseeable future.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to Mr. Hampton to allow timely decisions regarding required disclosure.

CHANGE IN INTERNAL CONTROLS. With the resignation of Ron Wolfbauer, our former president, he was removed as a signatory on our bank accounts. Except for this action, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Default judgments have been entered against the Company's subsidiary, Strategic Futures and Options, Inc. in connection with the following lawsuits:

Patt Brown v. International Strategic Assets, Inc., Ron Wolfbauer and Strategic Futures and Options Inc. (Case No. C7-04-7680 filed in the First Judicial Circuit of Minnesota). The Plaintiff, in a multiple count complaint alleges breach of contract, consumer fraud, fraud, conversion fraudulent transfers, conversion, deceptive trade practices and unjust enrichment. The various allegations involve delivery of 40.5 ounces of platinum coins to the Defendants and the failure to pay approximately $13,000.

Steven C. Davis vs. International Strategic Assets Inc. Investment Strategies Inc. Strategic Futures & Options, Inc. and Ronald Wolfbauer (Case No. C1-04 7609 filed in the First Judicial District of Minnesota). The Plaintiff seeks approximately $51,000 and alleges failure to pay the required consideration after Plaintiff delivered certain rare coins to Defendants.

The LFR Editorial Profit Sharing Plan, vs. International Strategic Assets, Inc. Investment Strategies, Inc. Strategic Futures & Options and Ron Wolfbauer (Case No. C2-04 7733 filed in the First Judicial District of Minnesota). The Plaintiff seeks $92,000 and alleges failure to pay the required consideration after Plaintiff delivered 383 Liberty XF Gold Coins to the Defendants.

Each of the lawsuits arises out of certain actions taken by our former president in connection with the operation of his privately held company, International Strategic Assets, Inc. Strategic has been named as an alter ego of Ron Wolfbauer and International Strategic Assets.

We have applied with the court to vacate the judgments and defend the actions based on the merits. Assuming we are successful with vacating the judgment, Strategic believes it has meritorious defenses to the asserted claims. We will not defend Mr. Wolfbauer in connection with any of these lawsuits.

If we are unsuccessful in vacating the default judgments, we believe our total exposure to be approximately $156,000. A liability has not been recorded in the financial statements for the Company's potential exposure since the likelihood or unlikelihood of an unfavourable outcome is not yet determinable.

Strategic has recently been named in another lawsuit, Charles and Susant Waldorff vs. International Strategic Assets, Inc. Strategic Futures & Options, Inc, and Ron Wolfbauer. The lawsuit was filed in the First Judicial District of the State of Minnesota in the county of Dakota. The complaint alleges conversion, unjust enrichment and breach of fiduciary duty in connection with the Plaintiff's delivery to Defendants of approximately $247,000 to be used for the purchase of gold and silver coins. We intend to vigorously defend this lawsuit and believe we have meritorious defenses. A liability has not been recorded in the financial statements for the Company's potential exposure since the likelihood or unlikelihood of an unfavourable outcome is not yet determinable.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2004, 6,000,000 shares of common stock valued at $600,000 were issued in exchange for the acquisition of Hampton and Pathway, 1,630,000 shares were issued in exchange for cash, 175,000 shares were issued in exchange for services and 92,000 shares were issued in exchange for common stock subscriptions receivable. Common stock issued and issuable under subscription agreements were as follows:

                     Date of Issuance          No. of Shares
                     ----------------          -------------

                         1/31/2004                6,000,000
                         2/12/2004                1,383,360
                         2/23/2004                   33,334
                         3/03/2004                   66,668
                         3/31/2004                  413,638

The shares were issued pursuant to an exemption from registration afforded by Regulation D Rule 506 subscribed for shares in the Company's private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

31.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer and Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) On February 4, 2004 we filed a report on Form 8-k in connection with the acquisition by Tels of both Hampton & Hampton and Pathway Advisors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Tels Corporation
                                          (Registrant)

                                          By: /s/ Von Hampton
Date:    July 19, 2004                    --------------------------------------
                                          Von Hampton, President