Form 10QSB
period 2004-06-30
TELS CORP
filed 2004-08-23
CIK 756767

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,379,411 shares of $0.02 par value common stock outstanding as of August 19, 2004.

PART I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2004 (unaudited)

Consolidated Statement of Operations for the Three and Nine Months ended June 30, 2004 and June 30, 2003 (unaudited)

Consolidated Statement of Cash Flows for the Nine Months Ended June 30, 2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

TELS CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements (Unaudited)
June 30, 2004


                                                                  TELS CORPORATION AND SUBSIDIARIES
                                                                         Consolidated Balance Sheet

                                                                          June 30, 2004 (Unaudited)
---------------------------------------------------------------------------------------------------


        Assets
        ------
Current assets:
  Cash and cash equivalents                                                     $           39,995
  Accounts receivable, net of allowance for doubtful accounts of $24,609                    58,919
  Commissions receivable, net of allowance for doubtful accounts of $49,957                 17,827
  Employee receivables                                                                       1,400
  Prepaid expenses                                                                          25,173
                                                                                ------------------

        Total current assets                                                               143,314

  Property and equipment, net of accumulated depreciation of $99,817                        75,587
  Customer base, net of accumulated amortization of $172,133                               457,324
  Other assets                                                                               7,371
                                                                                ------------------

        Total assets                                                            $          683,596
                                                                                ------------------

--------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                                                          39,103
  Accrued liabilities                                                                      180,763
  Current portion of long-term debt                                                         61,987
                                                                                ------------------

        Total current liabilities                                                          281,853

Long-term debt                                                                              19,886
Related party note payable                                                                  21,000
Related party debentures, net of discount of $58,196                                       103,554
                                                                                ------------------

        Total liabilities                                                                  426,293
                                                                                ------------------

Commitments and contingencies                                                                    -

Stockholders' equity:
  Series A convertible preferred stock, $1.00 par value; authorized
    10,000,000 shares, no shares issued and outstanding                                          -
  Common stock, $.02 par value; authorized 50,000,000 shares,
    issued 31,379,411 shares issued and outstanding                                        627,588
  Additional paid-in capital                                                             1,057,817
  Receivable from stockholder                                                             (214,600)
  Accumulated deficit                                                                   (1,213,502)
                                                                                ------------------

        Total stockholders' equity                                                         257,303
                                                                                ------------------

        Total liabilities and stockholders' equity                              $          683,596
                                                                                ------------------

--------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                      3


                                                                            TELS CORPORATION AND SUBSIDIARIES
                                                             Consolidated Statement of Operations (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended              Nine Months Ended
                                                         June 30,                       June 30,
                                               --------------------------------------------------------------
                                                    2004               2003           2004           2003
                                               --------------------------------------------------------------
Revenues:
  Services                                     $        155,960   $           -   $    402,873   $         -
  Commissions                                           150,941         142,154        441,727        595,164
                                               --------------------------------------------------------------

        Total revenues                                  306,901         142,154        844,600        595,164

Expenses:
  Salaries and commissions                              251,062          71,436        742,717        298,207
  General and administrative                            346,453          84,896        770,975        265,195
  Related party management fee                                -          20,881         32,466         79,758
  Interest                                               16,873               -         20,691              -
                                               --------------------------------------------------------------

        Total                                           614,388         177,213      1,566,849        643,160
                                               --------------------------------------------------------------

        Loss before income taxes                       (307,487)        (35,059)      (722,249)       (47,996)

Provision (benefit) for income taxes                          -               -              -              -
                                               --------------------------------------------------------------

Net loss                                       $       (307,487)  $     (35,059)  $   (722,249)  $    (47,996)
                                               --------------------------------------------------------------

Loss per share - basic and diluted             $          (0.01)  $       (0.00)  $      (0.03)  $      (0.00)
                                               --------------------------------------------------------------

Weighted average shares - basic and diluted          31,332,000      22,693,000     27,429,000     22,693,000
                                               --------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                4

                                                                  TELS CORPORATION AND SUBSIDIARIES
                                                               Consolidated Statement of Cash Flows

                                                             Nine Months Ended June 30, (Unaudited)
---------------------------------------------------------------------------------------------------



                                                                           2004          2003
                                                                    -------------------------------
Cash flows from operating activities:
  Net loss                                                          $    (722,249)   $      (47,996)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Bad debt expense                                                    133,280                 -
      Depreciation and amortization                                        86,965               142
      Issuance of common stock for services                                55,000                 -
      Issuance of warrants for services                                    63,682                 -
      (Increase) decrease in:
        Accounts receivable                                               (84,246)                -
        Commissions receivable                                            (10,421)           38,796
        Employee receivable                                                12,704            43,349
        Related party receivable                                                -            31,776
        Prepaid and other assets                                          (22,990)           (2,217)
      (Decrease) increase in:
        Cash overdraft                                                    (28,880)                -
        Accounts payable                                                    2,322           (29,851)
        Accrued liabilities                                                78,620           (40,620)
        Related party payable                                                   -            (3,380)
                                                                    -------------------------------

           Net cash used in
           perating activities                                           (436,213)          (10,001)
                                                                    -------------------------------

Cash flows from investing activities:
  Advances to subsidiaries prior to acquisition of subsidiaries           (46,750)                -
  Purchases of equipment                                                  (43,084)                -
                                                                    -------------------------------

           Net cash used in investing activities                          (89,834)                -
                                                                    -------------------------------

Cash flows from financing activities:
  Payment of long-term debt                                               (40,395)                -
  Payment of related party note payable                                   (27,510)                -
  Proceeds from related party note payable                                 21,000                 -
  Proceeds from related party debentures                                   98,263                 -
  Proceeds from issuance of common stock                                  524,184                 -
  Offering costs from issuance of common stock                             (9,500)                -
                                                                    -------------------------------

           Net cash provided by financing activities                      566,042                 -
                                                                    -------------------------------

           Net change in cash and cash equivalents                         39,995           (10,001)

Cash and cash equivalents at beginning of period                                -            10,548
                                                                    -------------------------------

Cash and cash equivalents at end of period                          $      39,995    $          547
                                                                    -------------------------------

---------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                      5


                                               TELS CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements (Unaudited)

                                                                   June 30, 2004
--------------------------------------------------------------------------------


1.   Organization       Organization
     and                TELS Corporation ("TELS") (the Company) was incorporated
     Significant        under  the laws of the State of Utah in  February  1981.
     Accounting         The Company's  primary  operations  from October 1, 2002
     Policies           through  January 2004 consisted of introducing  customer
                        securities and commodities transactions to clearing brokers through its 100% owned subsidiary Strategic
                        Futures and Options, Inc.

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

                        In March 2004, the Company completed a Private Placement under a Private Placement Memorandum dated November 26, 2003. The Company issued 1,992,982 shares of unregistered common stock in exchange for $299,000. Each share of stock had one warrant attached that allows the holder to purchase one share of common stock at $.50 per share and the warrant expires 3 years after the date of issuance. The Company issued 125,000 shares of common stock in satisfaction of offering costs related to this Private Placement.

--------------------------------------------------------------------------------
                                                                               6

                                               TELS CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued
                                                                   June 30, 2004
--------------------------------------------------------------------------------


1.   Organization       The  Company  completed  a  Private  Placement  under  a
     and                Private Placement Memorandum dated January 28, 2004. The
     Significant        Company  issued  32,350 units in exchange for  $323,000.
     Accounting         Each unit consists of the following:  $5 (face value) in
     Policies           convertible  debt;  10  shares  of  unregistered  common
     Continued          stock;  and  10  common  stock  purchase  warrants.  The
                        convertible debt accrues interest quarterly at an annual
                        rate of 8.5% (effective rate of 26.5%),  matures 3 years
                        after  the date of  issuance,  and is  convertible  into
                        common stock at a conversion price of $1 per share. Each
                        warrant  allows  for the  purchase  of 1 share of common
                        stock at $1.50 per share and the warrants expire 3 years
                        after the date of issuance.  The Company  issued  80,000
                        shares and an additional $9,500 in satisfaction of offering costs related to this Private Placement.

                        The $323,000 in consideration received for the common stock, warrants and convertible debt included in the 32,350 units issued was allocated according to the fair value of the common stock and the fair value of the warrants using the Black-Scholes pricing model, with the remaining consideration allocated to convertible debt, which was discounted by approximately $64,000. Approximately $98,000 was allocated to convertible debt ($162,000 face value), $129,000 to common stock, and $96,000 to warrants.

                        In February 2004, the Company signed a Letter of Intent to acquire W.H. Williams CPA, Inc. of Olathe, Kansas. The approximate purchase price, including real estate is $275,000, which management believes will be completed as an all cash transaction.

                        Accrued liabilities includes $22,000 at June 30, 2004, which represents amounts collected, net of expenses paid, on behalf of W.H. Williams CPA, Inc. since signing the letter of intent in February 2004.


--------------------------------------------------------------------------------
                                                                               7

                                               TELS CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued
                                                                   June 30, 2004
--------------------------------------------------------------------------------


2.   Basis of           The  Company's   accompanying   unaudited   consolidated
     Presentation       condensed  financial  statements  have been  prepared in
                        accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item
                        310 of  Regulation  SB of the  Securities  and  Exchange
                        Commission (the "SEC"). Accordingly, these consolidated condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended September 30, 2003 contained in the Company's Form 10-KSB.

                        Certain amounts in the consolidated financial statements for 2003 have been reclassified to conform to the current period presentation.


3.   Going              As of June 30, 2004,  the Company has a working  capital
     Concern            deficit,  has  experienced   recurring  net  losses  and
                        negative cash flows from operations. These factors raise
                        substantial   doubt  about  the  Company's   ability  to
                        continue as a going concern. Management believes that sufficient cash can be generated to continue as a going concern by (1) raising capital through issuance of equity and debt, (2) continuing to increase revenue through obtaining new customers and (3) minimizing operating costs. However, there can be no assurance that management's plans will be successful. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------
                                                                               8

                                               TELS CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued
                                                                   June 30, 2004
--------------------------------------------------------------------------------


4.   Stock-Based        Stock-Based Compensation
     Compensation       The   Company   accounts   for   stock-based    employee
                        compensation using the intrinsic-value method prescribed
                        by APB Opinion No. 25,  Accounting  for Stock  Issued to
                        Employees, and related interpretations. The Company also
                        presents  pro forma  earnings  and earnings per share in
                        its  consolidated  financial  statements  as required by
                        SFAS No. 123,  Accounting for Stock-Based  Compensation.
                        No options  were  issued or vested  during the three and
                        nine  months  ended June 30,  2004 and 2003;  therefore,
                        there would be no effect on net income and  earnings per
                        share  if  the   Company  had  applied  the  fair  value
                        recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

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


--------------------------------------------------------------------------------
                                                                               9

                                               TELS CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued
                                                                   June 30, 2004
--------------------------------------------------------------------------------


6.   Customer           The Company  recorded an  intangible  asset of $531,000,
     Base               which  represents the customer base acquired,  valued at
     Continued          the  difference  between the  $600,000 in  consideration
                        issued and the $69,000 fair value of the tangible assets acquired.

                        The components of the net tangible assets acquired are as follows:

                           Accounts receivable                      $    58,000
                           Employee receivables                           2,000
                           Property and equipment                        40,000
                           Other assets                                  12,000
                           Company advances                             (47,000)
                           Cash overdraft                               (28,000)
                           Accounts payable                             (22,000)
                           Accrued liabilities                          (39,000)
                           Long-term debt                              (122,000)
                           Receivable from stockholder                  215,000
                                                                    ------------

                                                                    $    69,000
                                                                    ===========

                        The Company is amortizing the customer base using the straight-line method over its estimated useful life of 36 months. Amortization expense from the acquisition date to June 30, 2004, was approximately $172,000.

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

7.   Related Party      A Company  related  through  common  ownership  provided
     Transaction        certain  administrative  services  to the  Company.  The
                        total  management fee expense was  approximately  $0 and
                        $21,000  for the three  months  ended June 30,  2004 and
                        2003,  and $32,000 and $80,000 for the nine months ended
                        June  30,  2004  and  2003,  respectively.  The  related
                        Company no longer  provides  administrative  services to
                        the  Company  and  no  related  party  payable   remains
                        outstanding at June 30, 2004.

--------------------------------------------------------------------------------
                                                                              10

                                               TELS CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued
                                                                   June 30, 2004
--------------------------------------------------------------------------------


7.   Related Party      On June 25,  2004  the  Company  entered  into a line of
     Transaction        credit agreement with Advisor Financing, Inc., a company
     Continued          related through common ownership.  No borrowing limit is
                        expressly set in the terms of the agreement. The line accrues interest quarterly at an annual rate of 9.5%, matures March 25, 2005, and has an outstanding balance of $21,000 at June 30, 2004.

8.   Business           The Company  operated under the following segments as of
     Segment            June 30, 2004:

                                                          Three Months Ended
                                                             June 30,2004
                                                -------------------------------------------
                                                 Accounting      Brokerage     Consolidated
                                                 ----------      ---------     ------------
Revenues from external customers                $   158,000     $   149,000    $   307,000

Segment profit (loss) before income taxes           (47,000)       (260,000)      (307,000)


                                                           Nine Months Ended
                                                             June 30,2004
                                                -------------------------------------------
                                                 Accounting      Brokerage     Consolidated
                                                 ----------      ---------     ------------

Revenues from external customers                $   413,000     $   432,000    $   845,000

Segment profit (loss) before income taxes          (130,000)       (592,000)      (722,000)

Identifiable assets                                 576,000         108,000        684,000

--------------------------------------------------------------------------------
                                                                              11

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

GENERAL

For the period ended June 30, 2004, our primary focus has been the operations of both Hampton & Hampton, P.A. ("Hampton") and Pathway Advisors, Inc. ("Pathway"). Since the resignation of our former president, Ron Wolfbauer, in order to reduce our operating costs, we have considerably reduced the operations of Strategic Futures and Options, Inc. ("Strategic") to a single office in Minnesota.

Strategic is a registered introducing broker with the Commodities Futures Trading Commission ("CFC") and a member of the National Futures Association. Its revenues consist primarily of brokerage commissions. Brokerage commissions are generated through customer trades. Current management believes that the commodities industry is highly volatile and that even with a well qualified staff, profitable operations within Strategic may not be obtainable or, if obtainable, may not warrant management's attention. Management is considering various alternatives to restructuring Strategic business plan. However, no decision has been made to date.

Hampton is a multi-service accounting firm with five branch offices located in the State of Kansas specializing in individual and business tax return preparation, tax planning strategies, and accounting for small business owners. Other services entail planning for retirement, social security and estate transfer. Hampton has plans to expand into the Kansas City, Kansas market and in furtherance thereof has an agreement in principal to acquire the practice of W.H. Williams, CPA, Inc. (Williams) at a cost of $175,000 and the commercial real estate at a cost of $100,000. The agreement provides for payment of $50,000 at closing, $50,000 on the six month anniversary date, and then $25,000 per year on the first, second and third anniversary date of the closing. The real estate will be financed by Mr. Williams on a contract for deed. Since March 1, 2004 when we signed our letter of intent to acquire Williams we have not had the $50,000 required to close the transaction. However, we have assumed operational control of the Williams office. We have converted the client billing and collection system to Hampton's system. The revenue, accounts payable and payroll are all being processed out of our Pratt, Kansas, office. The net collections and disbursements totaling $21,000 has been recorded as an accrued liability on the balance sheet at June 30, 2004 (see Note 1). We hope to close our purchase transaction with Mr. Williams during the fourth quarter of fiscal 2004. Von Hampton serves as the president of Hampton as well as the president and chief executive officer of Tels.

Pathway has been primarily focused on investor relations and raising capital for Tels. Pathway also serves as relationship manager between Tels and our clients. Pathway builds relationships of trust with our clients by seeking to understand their needs and helping them get the right services to achieve their financial goals. In the process of building these relationships, Pathway has the opportunity to explain the various services offered by our multi-disciplinary financial services company. These opportunities to cross-sell our services result in satisfied customers and additional sales for TELS. In the future Pathway's emphasis will be focused on introducing investment banking relationships to clients. Pathway will identify structure and arrange financing for clients and various investment opportunities. Revenue will be generated by fees for services rendered. Pathway will also receive fees in the form of equity participation. Heath H. Hampton serves as president of Pathway and is the brother of Von Hampton. Pathway is located in Topeka, Kansas.

Our financial statements for the period ended June 30, 2004 reflect the consolidated operations of our subsidiary Strategic Futures and Options, Inc. (Strategic) for the three and nine months ended June 30, 2004, and our subsidiaries Hampton and Pathway from January 27, 2004 (date of acquisition) through June 30, 2004. Since we did not have similar operations in prior quarters, our comparative numbers may not accurately reflect any growth in Hampton and Pathway's operations prior to the acquisition by the Company.

RESULTS OF OPERATIONS

During the three and nine months ended June 30, 2004 we generated revenues of $306,901 and $844,600, respectively. This compares to revenues of $142,154 and $595,164, respectively, for the comparable periods in 2003. The significant increase in revenues is attributable to service revenues generated by Hampton. Hampton was acquired in January 2004 and as such its comparative numbers are not included in the financial statements.

The increases in revenues have not kept pace with the increase in expenses. Expenses for the three and nine months ended June 30, 2004 were $614,388 and $1,566,849, respectively, as compared to $177,213 and $643,160, respectively, in the comparative prior year periods. Salaries and commissions expenses increased for the three and nine months ended June 30, 2004 and 2003 comparatively, from $71,436 and $298,207 to $251,062 and $742,717, respectively. A significant portion of this expense is attributable to salaries paid to Strategic's brokers. At this time there are not any brokers receiving a salary. All brokers currently on staff are paid on a commission only basis. General and administrative expenses for the three and nine months ended June 30, 2004 as compared to June 30, 2003 increased from $84,896 and $265,195 to $346,453 and $770,975, respectively. The increase in general and administrative expenses is primarily due to the acquisition of Hampton and Pathway. In addition, Strategic's general and administrative expenses increased due to opening a second office in January, 2004 that has been subsequently closed. Furthermore, we have significantly reduced Strategic's operations in order to reduce these expenses.

We incurred net losses of $307,487 and $722,249 for the three and nine months ended June 30, 2004 as compared to net losses of $35,059 and $47,996 in 2003. Of this total, approximately $260,000 and $592,000 are attributable to losses incurred by our brokerage segment during the three and nine months ended June 30, 2004, respectively. Net losses of $47,000 and $130,000 were attributable to the accounting segment during the three and nine months ended June 30, 2004, respectively. Management believes that by focusing on the operations of both Hampton and Pathway it will be able to curtail the escalating consolidated losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets as of June 30, 2004 were $143,314. We had approximately $39,995 in cash, $58,919 in accounts receivable, $17,827 in commissions receivable, $1,400 in employee receivables and $25,173 in prepaid expenses. In addition to our current assets, we had property and equipment of approximately $75,587, $457,324 in intangible assets (consisting of costs paid for Hampton's customer base) and $7,371 in assets we have categorized as "other". The total dollar value of our assets at June 30, 2004 is $683,596. Investors are urged to review Note 6 in the notes to the consolidated financial statements for a clearer understanding of the $457,324 that we have recorded as a customer base.

As of June 30, 2004 we had $281,853 in current liabilities consisting of approximately $39,103 in accounts payable, $180,763 in accrued liabilities and $61,987 representing the current portion of long-term debt. We also had long-term debt of approximately $144,440. We had total liabilities of $426,293.

We have a working capital deficit of $138,539. Management's previous decision to expand Strategic's operations has depleted its capital resources. Although the accounting segment has incurred losses during the three and nine months ended June 30, 2004, the earnings before depreciation and amortization are positive. Therefore, we expect the tightening of Strategic and the expansion of both Hampton and Pathway operations to be sufficient to cover our short-term capital needs.

Additional capital has also been generated from the sale of the Company's equity securities to prospective investors and in furtherance thereof, through the date of this filing, we have raised a total of $514,684, net of $9,500 in offering costs, from the sale of our securities to investors. We may seek further funding from prospective investors if we are not able to meet our ongoing capital requirements. However, there can be no assurance that we will be able to sell a sufficient quantity of our securities to satisfy our operating needs. The Company may also require other sources of funding to finance the acquisition of W.H. Williams CPA. Right now, we do not have any third party commitments to fund our operations and there can be no assurance that we will be able to secure funding in the future. Without sufficient sources of cash, we may be forced to curtail our operations.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of $1,213,502 and a working capital deficiency of $138,539 as of June 30, 2004, and had net losses and cash used in operations of $722,249 and $436,213 respectively for the nine months ended June 30, 2004. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our planned operation is dependent upon our ability to expand our existing business operations and secure additional financing. Changes in interest rates may make the cost of securing additional financing beyond our reach. As a result, we may not be able to fully implement our business plan. We may also secure additional funding through the sale of a combination of debt and equity. Changes in the financial markets, changes in the price of our common stock or any type of regulatory sanctions may make it very difficult for us to secure additional funding through the sale of our securities.

We compete in highly competitive markets. The accounting and the brokerage industry as well as the financial markets are highly competitive and fragmented. Our success will also be dependent upon general economic conditions and the ability to accomplish our goals, of which there can be no assurance.

ITEM 4.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the filing period covered by this report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Von Hampton. Based upon that evaluation, it was concluded that certain disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

CHANGE IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Previously entered default judgments have been vacated by the Court in the following proceedings which have been filed against the Company's subsidiary, Strategic Futures and Options, Inc.:

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

Steven C. Davis vs. International Strategic Assets Inc. Investment Strategies Inc., Strategic Futures & Options, Inc. and Ronald Wolfbauer (Case No. C1-04 7609 filed in the First Judicial District of Minnesota). The Plaintiff seeks approximately $51,000 and alleges failure to pay the required consideration after Plaintiff delivered certain rare coins to Defendants.

The LFR Editorial Profit Sharing Plan, vs. International Strategic Assets, Inc., Investment Strategies, Inc., Strategic Futures & Options and Ron Wolfbauer (Case No. C2-04 7733 filed in the First Judicial District of Minnesota). The Plaintiff seeks $92,000 and alleges failure to pay the required consideration after Plaintiff delivered 383 Liberty XF Gold Coins to the Defendants.

Each of the lawsuits arises out of certain actions taken by our former president in connection with the operation of his privately held company, International Strategic Assets. Strategic has been named as an alter ego of Ron Wolfbauer and International Strategic Assets.

We believe that we will be successful in defending these matters on the merits. However, if we are unsuccessful we believe that our total exposure to be approximately $156,000. A liability has not been recorded in the financial statements for the Company's potential exposure since the likelihood or unlikelihood of an unfavourable outcome is not yet determinable.

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

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended June 30, 2004, 121,500 shares were issued in exchange for cash of $44,955 (common stock portion of units sold under Private Placement Memorandum dated January 28, 2004), 80,000 shares were issued in satisfaction of offering costs and 50,000 shares were retired. Common stock issued and issuable under subscription agreements were as follows:

                              Date of Issuance              No. of Shares

                                    04/12/04                  20,000
                                    04/19/04                  10,000
                                    04/22/04                   7,500
                                    04/23/04                   5,000
                                    04/27/04                  15,000
                                    04/28/04                  10,000
                                    04/29/04                  15,000
                                    05/03/04                  10,000

                              Date of Issuance              No. of Shares

                                    05/05/04                   7,000
                                    05/10/04                   5,000
                                    05/14/04                  17,000
                                    06/16/04                  80,000

The shares were issued pursuant to an exemption from registration afforded by Regulation D Rule 506 subscribed for shares in the Company's private placement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

ITEM 5.           OTHER INFORMATION

Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit
Number                         Description of Exhibit

31.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer and Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) On February 4, 2004 we filed a report on Form 8-k in connection with the acquisition by Tels of both Hampton & Hampton and Pathway Advisors.

On May 12, 2004 an amended Form 8-k for current report referencing items 2 and 7
was  filed   providing   additional   information  to  the  SEC  regarding  Tels
acquisition.

On May 24, 2004, we filed Form 8-k pertaining to the resignation of Ronald Wolfbauer as officer and director of Tels.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Tels Corporation
                                                  (Registrant)

                                              By: /s/ Von Hampton
Date:    August 23, 2004                      ------------------------------
------------------------                          Von Hampton, President





In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.